Form 10-K
period 2018-11-30
ASSISTED 4 LIVING, INC.
filed 2019-02-28
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2382 Bartek Pl, North Port, FL	342859
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 888-609-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2018, the last business day of the Registrant's most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,150,000 common shares as of February 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Assisted 4 Living, Inc., a Nevada corporation, and our wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation, unless otherwise indicated.

General Overview

We were incorporated in Nevada on May 24, 2017, with an objective to operate as is a facilitator of assisted living projects and related services. Our company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (ALF) industry. Our company’s first target market will be Florida, and will operate within the State through our solely owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There is a myriad of steps that must be navigated to properly set up an ALF residence, included, but not limited to licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our company is designed to mentor prospective ALF clients and walk them through every step of the start-up process, working hand-in-hand with them to ensure that their facility gets off to a proper and sustainable start.

We have a wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation (“A2L”), which was incorporated on June 15, 2017.

On May 31, 2018 and June 6, 2018, we issued 2,300,000 and 750,000 shares of common stock, respectively, to 17 individuals pursuant to the provisions of Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission (“SEC”).

During January 2019, we sold 1,100,000 shares of common stock pursuant to our Registration Statement on Form S-1 filed on August 23, 2018 as amended, which Form S-1 became effective on October 1, 2018. We received $22,000 as proceeds from the sale of the shares.

Our principal executive office is located at 2382 Bartek Pl., North Port, FL 34289 and our telephone number is (888) 609-1169. Our corporate website is www.assisted4living.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

To date, our company has begun to generate initial revenues from our operations.

The key philosophy behind A4L is to facilitate the growth of residences that offer a stimulating environment, and provide care that empowers seniors (and young people in specific circumstances) to live an independent and fulfilling life, while attentively being available to take care of their housekeeping, transportation, medical, toileting, dressing and cooking needs.

Our company, through the experience of our principal officers, will grow to become a resource for anyone wishing to do business in the ALF field. With Florida as a test market, clients will be guided through every stage of the licensing and structural process required towards establishing an ALF. We will also assist in the operation of a new ALF in conjunction with the owners to ensure that the facilities are established and functioning smoothly, from physical site planning to optimizing care levels and strategies for the various populations in need.

Our company will charge a fee for these services, whereby a prospective ALF operator can choose the specific area of expertise in which they require developmental assistance, and pay according to incremental needs. Clients can simply opt for consultation in licensing, or physical space configuration, staffing requirements and certifications, resident referrals, or other details of the ALF environment. We will offer a full range of choices, from isolated consultations to an option whereby our company will set-up and walk clients through every step of the ALF process, and oversee the project for 6 months to ensure a smooth emergence into the marketplace.

In addition to acting as a facilitator of assisted living projects and related services, we are assessing the viability of acquiring a property and converting it into an assisted living facility. As of now, our company does not own any property, nor do we have any short-term intent to do so.

Principal Products, Services and Their Markets

A4L is a facilitator of assisted living projects and related services. Our company has positioned itself as a resource for individuals or private groups that wish to enter and operate within the ALF industry. Our company’s first target market will be Florida, and will operate within the State through its solely owned subsidiary Assisted 2 Live, Inc. The target is to use Florida as a test market to better define our consulting processes, and ultimately become a national presence in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There is a myriad of steps to properly set up an ALF residence, including, but not limited to licensing, building codes, medical care requirements, staffing and industry regulations. Our company is designed to mentor prospective ALF clients and assist them through every step of the start-up process, working with them to ensure that their facility gets off to a proper and sustainable start.

The ALF industry is rapidly growing, and the skewed demographics of the current aging population will only further this industry interest and population need. There are approximately one million seniors in the U.S. who are currently residents of an assisted living facility. The number of potential ALF residents is expected to grow as our aging population reaches the point where they begin to experience declines in their various physical, intellectual, social and mental abilities, and overall health. ALF residences offer people with mild health problems a uniquely supportive environment in which to live, being tailored to provide a ‘home-like’ atmosphere where residents enjoy all their familiar comforts, with the advantage of being in a stimulating social community and not an ‘institutionalized’ feel. Additionally, however, they may also receive supplemental medical supervision and minor medical care, alongside the essentials for daily-living help.

A typical assisted living resident is a senior citizen (mostly 75 years of age and older), who has suffered a mild decline in their health due to illness, injury or general aging. Challenges can range from simple tasks such as bathing or dressing, to more complicated demands such as coordinating home maintenance and issues of safety. However, not all assisted living residents are senior citizens, as at any point in life the onset of acute illness or progressive decline in the younger years in either cognitive or physical ability are ALF candidates, and can greatly benefit from the support in regaining a degree of critical independence. Hence, there is an even broader provider market beyond the senior care with which ALF’s have been traditionally associated.

The key philosophy behind A4L is to facilitate the growth of residences that offer stimulating environments and provide care that empowers seniors (and young people in specific circumstances) to live as independent, while attentively being there to look after their housekeeping, transportation, medical, toileting, dressing, and cooking needs.

Our company, through the experience of our principal officers, will grow to become a resource for anyone wishing to get into the ALF field. Clients will be guided through every stage of the licensing and structural process required towards establishing an ALF. We will also operate a newly opened ALF in conjunction with the owners to ensure that the facilities are established and functioning smoothly, working from the ground up on physical site planning to optimizing care levels and strategies for the various populations in need.

Distribution Methods

Potential clients will find A4L services through two primary channels: the first is through referrals generated from an informal network of industry contacts, and the second is through a nationally optimized www.Assisted4Living.com website. The website will be optimized for keywords that are related to the assisted living industry. In Florida, the www.Assited2Live.com website will be created and locally optimized to help generate regional business. We will also create on-line Google and Facebook ads that target keywords such as ‘Assisted Living,’ and ‘Assisted Living Facilities’. And in addition to this, the company will look to take out print ads in publications such as AARP magazine.

Status of Publicly Announced New Products or Services

A4L has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Assisted4Living’s Position in the Industry

A4L will initially compete with other ALF companies that are currently in the Florida market. Large nationally-recognized companies such as Life Care Center of America and Brookdale Senior living would be rivals, as well as smaller regional operators such as South Port Square and Genesis Healthcare. It is possible that new or prospective ALF operators will gravitate to these larger entities for guidance, however, based on the personal history of our company’s officers in the Florida market, we are experienced, connected, and able to compete. We will also compete with these larger firms for prospective ALF residents. While there are established and strong competitors in the Florida ALF market, however, the industry is growing, and we are positioning ourselves to be a niche player as a resource-intensive consulting company providing a highly personalized approach to the ALF marketplace.

While A4L can take on the regulatory and logistical challenges of opening a large ALF center (60 beds+), we are focusing our efforts on smaller, more family-oriented projects (with as few as 4 residents). Keeping an ALF from 4-16 residents can maintain the personal home-style context. We are structuring our consulting approach to target this area and view it as an unrealized niche growth opportunity. The barriers to developing a small-scale ALF project are also significantly less than those for constructing and conforming to the regulatory steps of larger, more industrial-sized projects.

Our company will also pursue the opportunity of starting its own small-scale ALF projects, with the specific goal of creating turn-key start-ups. We will source properties and either lease or purchase them, engage with the Agency of Health Administration (AHCA) for licensing, and make necessary renovations to comply with regulations from agencies such as Emergency Management and the Department of Health. Staff will be sourced and trained, and residents will be found and placed. The concept will be to have a fully licensed, staffed, and populated center that can in turn be marketed to prospective buyers. Interested prospects will be given the opportunity to purchase the business and the property, or simply the business, with the Company keeping ownership of the actual residence.

We are also looking to create a branch of the business that exclusively deals in referrals (seniors that are looking for an ALF). Through our network of industry contacts and the optimization of our digital website, ALF prospects will come to us and can be placed either in our growing network of homes, or, depending upon the needs of the client, be placed in competitor facilities. A typical referral fee of one month’s rent is the industry norm for a qualified referral - and the average monthly rent in an ALF is $3,300.

Talent Sources and Names of Principal Suppliers

Our success will depend on the quality of our leadership and their ability to leverage industry knowledge and contacts. Our company will be headed by Romulus Barr, a seventeen-year veteran of the assisted living industry. Mr. Barr has owned and operated an ALF center in Portland, OR, and currently owns a 16-bed facility in Punta Gorda, Florida. The one facility that Romulus currently owns is not operated by him, but rather has been leased to a third party operator. Mr. Barr has a broad understanding of the dynamics on the ALF field, consults on ongoing projects, and developed a standardized ‘Emergency Plan’ that was adopted for use by the State of Florida. Having operated in Florida for the past 10 years, Mr. Barr has developed close relationships with local SW Florida case workers, guardians, and AHCA Florida State regulators. In short, Mr. Barr has a network of industry contacts and a deep understanding of the ALF industry. Mr. Barr hopes to expand this success beyond Florida to other states.

Anca Barr has also worked closely with the Agency for Health Administration (AHCA- Licensing), the Department of Children and Families (case work and resident placements), and the Department of Health (food storage, preparation, and service). Ms. Barr has also worked on a day-to-day basis with ALF centers, and has extensive experience on how to establish centers, care for the residents, manage staffing and budgets, as well as coordinate with medical professionals and regulatory agencies.

Together, both Romulus and Anca provide our company with substantial experience within the industry.

Research and Development

Since inception, no funds have been expensed on research and development. There are no extra research or development costs as the principals are donating their time and energy in this start-up phase.

Employees

We have no employees. Initially, our officers and directors furnish their time to the development of the Company at no cost. We do not foresee hiring any employees in the near future. We will engage independent contractors to help design and develop our website and marketing efforts as may be required.

Dependence on one or a few major customers

A4L will not be dependent on any one customer for our success. Multiple customers and clients will be solicited, and multiple partners sourced to ensure a balanced mix of potential leads.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent or trademark. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We will be subject to state and local regulation as it pertains to assisted living centers. In Florida, our activities will subject to the approvals and licensing of the Agency for Health Care Administration (AHCA). AHCA regulates all aspects of owning and operating an assisted living center. This agency is responsible for approving new ALF licenses, regulating existing licenses, enforcing codes, as well as ensuring the proper implementation of Emergency Plans. The Florida Department of Agriculture, Division of Food Safety Amy also regulate our centers, since some of our clients may provide food service, and must comply with safe food standards.

If our clients end up dealing with clients on Medicaid, state case workers will also be engaged and have an impact on our business. Other states have their own regulatory agencies who oversee assisted living facilities, and who will need to be engaged when and if we decide to expand beyond the Florida test market.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov and our corporate website is www.assisted4living.com.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our address principal executive office is located at 2382 Bartek Pl., North Port, FL 34289. Our offices are provided to us at no charge by our President.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

Our shares are issued in registered form. VStock Transfer, LLC at 18 Lafayette Place, Woodmere, NY 11598 (Telephone: (212) 828-8436) is the registrar and transfer agent for our common shares.

On February 1, 2019, the shareholders’ list showed 29 registered shareholders with 14,150,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2018, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended November 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended November 30, 2018 and the period from inception on May 24, 2017 to November 30, 2017, which are included herein.

Our operating results for the year ended November 30, 2018 and the period ended November 30, 2017, and the changes between those periods for the respective items are summarized as follows:

		From Inception
	Year Ended	(May 24, 2017) to
	November 30, 2018	November 30, 2017
Revenue	$18,700	$4,500
Operating expenses	45,665	9,897
Net loss	$(26,965)	$(5,397)

We recognized limited revenues during the year ended November 30, 2018.

Net loss was $26,965 for year ended November 30, 2018 and $5,397 for the period ended November 30, 2017. The increase in net loss was primarily due to a full year of expenses and primarily due to professional fees related with our recent S-1 filing declared effective on November 1, 2018.

Operating expenses for the year ended November 30, 2018 and the period ended November 30, 2017 were $45,665 and $9,897, respectively. Operating expenses during 2018 and 2017 were primarily attributed to general and administration expenses of $21,178 and $8,713 and professional fees of $24,487 and $1,184, respectively. The increase in professional fees is primarily due to audit and accounting fees incurred during the period, due to our filing of an S-1 Registration Statement.

Liquidity and Capital

	November 30,	November 30,
	2018	2017
Current Assets	$21,019	$16,737
Current Liabilities	$2,881	$2,134
Working Capital	$18,138	$14,603

	Year Ended
	November 30,
	2018	2017
Net Cash Used in Operating Activities	$(21,128)	$(8,263)
Net Cash Provided by Financing Activities	$30,500	$20,000
Net Increase In Cash During The Period	$9,282	$11,737

As of November 30, 2018, we had a working capital of $18,138 compared to a working capital of $14,603 as of November 30, 2017. As of November 30, 2018, we had current assets of $21,019 (2017 – $16,737) and current liabilities of $2,881 (2017 – $2,134). As at November 30, 2018 current assets consisted solely of cash, whereas for 2017, we had 11,737 in cash and $5,000 in prepaid legal fees. The prepaid legal fees were expensed during the year ended November 30, 2018.

Cash Flows from Operating Activities

For the year ended November 30, 2018, net cash used in operating activities was $21,128 compared to $8,263 used during the period ended November 30, 2017. Cash flows used in operating activities for the year ended November 30, 2018, comprised of a net loss of $26,965, which was reduced by a net change in working capital of $5,747. For the period ended November 30, 2017, cash used in operating activities comprised of a net loss of $5,397 and increased by a change in working capital of $2,866.

Cash Flows from Financing Activities

For the year ended November 30, 2018 and the period ended November 30, 2017, we received $30,500 and $20,000 from financing activities, respectively. During 2018, we received $30,500 from the issuance of 3,050,000 shares of common stock to unrelated investors. During 2017, we received $20,000 from the issuance of 10,000,000 shares of common stock to our officers and directors.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Also, refer to Note 2 - Significant Accounting Policies and the audited consolidated financial statements that are included in this Report.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-10.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of November 30, 2018, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; and

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•	That our receipts and expenditures are being made only in accordance with authorizations of our company's management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of November 30, 2018, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2018.

Management has identified the following material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•	Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors.

•	Lack of segregation of duties and adequate documentation of our internal controls.

•	Lack of multiple levels of review in our company’s financial reporting process.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or Board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include a standard internal control report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to current rules of the SEC that permit our company, as a smaller reporting company, to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Romulus Barr	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	45	May 24, 2017
Anca Barr	Secretary and Director	40	May 24, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Romulus Barr – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Since 2004, Mr. Barr has been the President and Owner of R.A. Alf, Inc., a Punta Gorda, FL based company. From 1998 to 2003, Mr. Barr was President and Owner of R.A. Adult Care, an adult care home in Portland, OR. With his 20 years of experience in the healthcare industry, Mr. Barr is knowledgeable in all aspects of establishing and running a successful assisted living business. His expertise includes, but it is not limited to, state and local licensing requirements, staff training, daily operations, emergency planning.

Mr. Barr obtained a Master of History and Theology from Holy Cross in Brookline, MA in 2001. He also received a Bachelor’s Degree from the University of Oradea, Romania in 1995. Mr. Barr completed an Adult Foster Care Home Training in 1999 and Assisted Living Facilities Core Training Program in 2004.

Our company believes that Mr. Barr's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Anca Barr – Secretary and Director

Ms. Barr has been involved in the Healthcare Services industry for more than 20 years. Ms. Barr is skilled in caring for adult patients to improve their health and wellbeing. She is familiar with day-to-day operations and activities of daily living in both, Adult Care Homes and Assisted Living Facilities. Ms. Barr was Administrator Assistant of R.A. Adult Care in Portland, OR, from 1998 to 2003, and Dietary Aide and Administrator Assistant of R.A. ALF, Inc., in Punta Gorda, FL, from 2004 to 2016. From 2016 to the present, Anca works as a Caregiver and CNA (Certified Nursing Assistant) at RA ALF Inc., in Punta Gorda, FL.

In 1994, Ms. Barr completed her Certified Nursing Assistant Program from the school Health Group in Sibiu, Romania. Ms. Barr completed an Adult Foster Care Home Training in 1998 and Assisted Living Facilities Core Training Program in 2004.

Our company believes that Ms. Barr's professional background experience gives her the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are family relationships between our current directors and officers, Romulus Barr is the brother of Anca Barr.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Florida Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Romulus Barr(1)	2018	-	-	-	-	-	-	-	-
President, CEO, CFO, Treasurer and Director	2017	-	-	-	-	-	-	4,500	4,500
Anca Barr(2)	2018	-	-	-	-	-	-	-	-
Secretary and Director	2017	-	-	-	-	-	-	-	-

(1)	Mr. Barr was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on May 24, 2017.
(2)	Ms. Barr was appointed Secretary and Director on May 24, 2017.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended November 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended November 30, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 1, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Romulus Barr 2382 Bartek Pl. North Port, FL 34289	8,000,000 shares of common stock / direct	56.54%
Anca Barr 2382 Bartek Pl. North Port, FL 34289	2,000,000 shares of common stock / direct	14.13%
Directors and Executive Officers as a Group	10,000,000 shares of common stock	70.67%

_____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 1, 2019. As of February 1, 2019 there were 14,150,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Director Independence

We currently act with two directors, Romulus Barr and Anca Barr.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2018 and for fiscal year ended November 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2018	November 30, 2017
Audit Fees	$7,800	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,800	Nil

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	August 23, 2018
3.2	By-Laws	S-1	3.2	August 23, 2018
(21)	Subsidiaries of the Registrant
21.1	Assisted 2 Live, Inc., a Florida corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: February 28, 2019	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 28, 2019	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Anca Barr
Dated: February 28, 2019	Anca Barr
Secretary and Director

ASSISTED 4 LIVING, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2018 AND THE PERIOD ENDED NOVEMBER 30, 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Assisted 4 Living, Inc.

North Port, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Assisted 4 Living, Inc. (the Company) as of November 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since January 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

February 8, 2019

ASSISTED 4 LIVING, INC.

Consolidated Balance Sheets

	November 30,	November 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$21,019	$11,737
Prepaid expenses	-	5,000
Total Current Assets	21,019	16,737

TOTAL ASSETS	$21,019	$16,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,881	$1,184
Due to related parties	-	950
Total Current Liabilities	2,881	2,134

Total Liabilities	2,881	2,134

Stockholders' Equity
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 13,050,000 and 10,000,000 shares issued and outstanding, respectively	1,305	1,000
Additional paid in capital	49,195	19,000
Accumulated deficit	(32,362)	(5,397)
Total Stockholders' Equity	18,138	14,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,019	$16,737

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Operations

		From Inception
	Year Ended	(May 24, 2017) to
	November 30,	November 30,
	2018	2017

Revenue	$18,700	$4,500

Operating Expenses:
General and administrative	21,178	8,713
Professional fees	24,487	1,184
Total operating expenses	45,665	9,897

Operating Loss	(26,965)	(5,397)

Provision for income tax	-	-

Net Loss	$(26,965)	$(5,397)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	11,525,205	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED 4 LIVING, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Period from Inception (May 24, 2017) to November 30, 2018

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - May 24, 2017 (Inception)	-	$-	-	$-	$-	-	-

Issuance of common shares to founders	-	-	10,000,000	1,000	19,000	-	20,000
Net loss for the period	-	-	-	-	-	(5,397)	(5,397)
Balance - November 30, 2017	-	-	10,000,000	1,000	19,000	$(5,397)	$14,603
							-
Issuance of common shares	-	-	3,050,000	305	30,195	-	30,500
Net loss for the year	-	-	-	-	-	(26,965)	(26,965)
Balance - November 30, 2018	-	$-	13,050,000	$1,305	$49,195	$(32,362)	$18,138

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Cash Flows

		From Inception
	Year Ended	(May 24, 2017) to
	November 30,	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,965)	$(5,397)
Changes in current assets and liabilities:
Prepaid expenses	5,000	(5,000)
Accounts payable and due to related parties	1,697	2,134
Due to related parties	(950)	-
Net Cash Used in Operating Activities	(21,218)	(8,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	30,500	20,000
Net Cash Provided by Financing Activities	30,500	20,000

Net change in cash for the period	9,282	11,737
Cash at beginning of period	11,737	-
Cash at end of period	$21,019	$11,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Audited Consolidated Financial Statements

November 30, 2018 and 2017

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Assisted 4 Living, Inc., (“Assisted 4 Living”, “the Company”, “we” or “us”) was incorporated in the state of Nevada on May 24, 2017. It is based in North Port, Florida. The Company incorporated a wholly-owned subsidiary, “Assisted 2 Live, Inc.” in the state of Florida on June 15, 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

The Company operates as an assisted living consulting company that specializes in acquiring, licensing, staffing, and operating assisted living facilities (“ALF”). The Company offers clients that wish to enter the ALF field an opportunity to purchase and run its own center(s), and will also act as a referral agent finding and placing clients that are in search of quality residential care. The Company will also offer a la carte consulting services such as submitting license applications, developing emergency plans, as well as other regulatory and compliance needs.

To date, the Company's activities have been limited to starting its operations, constructing of its website, as well as developing initial business contacts and services.

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2018, the Company has an accumulated deficit and has earned minimal revenues during the year ended November 30, 2018.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”).

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, Assisted 2 Live, Inc. All material intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $21,019 and $11,737 in cash and cash equivalents as of November 30, 2018 and 2017, respectively.

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2018 and 2017. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, due to related parties, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As at November 30, 2018 and 2017, the Company had no valuation allowance, nor accounts receivable.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Concentrations

During the year ended November 30, 2018, revenue was comprised of one labor contract from an unrelated party, that leases and operates its assisted living facility from our CEO. One customer represented 100% of the revenues of the Company for the year ended November 30, 2018.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The adoption of ASU 2016-02 will not have a material impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of November 30, 2018 and 2017, the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 31, 2018, the Company issued to seventeen (17) unaffiliated investors 3,050,000 shares of common stock for $30,500.

On May 24, 2017 (inception), the Company issued to officers and directors 10,000,000 shares of common stock for $20,000.

As of November 30, 2018 and 2017, the Company had 13,050,000 and 10,000,000 common shares issued and outstanding, respectively.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses at November 30, 2017 consisted of a deposit for legal expenses for $5,000, which had been rendered as of November 30, 2018.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended November 30, 2018 and the period ended November 30, 2017, the Company paid officers and directors management fees of $0 and $4,500, respectively.

During the financial year ended November 30, 2017, an officer of the Company paid operating expenses of $950 on behalf of the Company. During the year ended November 30, 2018, the amount owed to the officer was fully repaid by the Company. As at November 30, 2018 there is no outstanding amount owed to the officer.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is an officer and director of the Company.

NOTE 6 – PROVISION FOR INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended November 30, 2018. The Company’s financial statements for the year ended November 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provisions for refundable federal income tax at a blended rate for fiscal year ended November 30, 2018 and 34% for 2017, consist of the following:

	November 30,	November 30,
	2018	2017
Income tax expense at statutory rate	$(9,168)	$(1,835)
Effect of change in statutory rate	3,505	702
Change in valuation allowance	5,663	1,133
Income tax expense per books	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of November 30, 2018 and 2017 are as follows:

	November 30,	November 30,
	2018	2017
NOL Carryover	$6,776	$1,113
Valuation allowance	(6,776)	(1,113)
Net deferred tax asset	$-	$-

The Company has approximately $32,362 of net operating losses (“NOL”) generated from inception (May 24, 2017) to November 30, 2018 carried forward to offset taxable income in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of November 30, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

Tax returns for the year ended 2017 and 2018 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended November 30, 2018.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to November 30, 2018, and through the date these financial statements were issued, the Company had the following subsequent events:

During January 2019, the Company issued to ten (10) unrelated investors, 1,100,000 shares of common stock for $22,000.

