Form 10-Q
period 2019-02-28
ASSISTED 4 LIVING, INC.
filed 2019-04-22
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2382 Bartek Pl, North Port FL	34289
(Address of principal executive offices)	(Zip Code)

(888) 609-1169

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,150,000 common shares issued and outstanding as of April 15, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarterly Period Ended February 28, 2019

(Unaudited)

3

ASSISTED 4 LIVING, INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	February 28,	November 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$36,078	$21,019
Total Current Assets	36,078	21,019

TOTAL ASSETS	$36,078	$21,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,407	$2,881
Total Current Liabilities	5,407	2,881

Total Liabilities	5,407	2,881

Stockholders' Equity
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 14,150,000 and 13,050,000 shares issued and outstanding, respectively	1,415	1,305
Additional paid in capital	71,085	49,195
Accumulated deficit	(41,829)	(32,362)
Total Stockholders' Equity	30,671	18,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,078	$21,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28,
	2019	2018

Revenue	$4,500	$5,200

Operating Expenses:
General and administrative	5,352	4,575
Professional fees	8,615	5,238
Total operating expenses	13,967	9,813

Operating Loss	(9,467)	(4,613)

Provision for income tax	-	-

Net Loss	$(9,467)	$(4,613)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	13,536,667	10,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2019 and 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2017	-	$-	10,000,000	$1,000	$19,000	$(5,397)	$14,603
							-
Net loss for the period	-	-	-	-	-	(4,613)	(4,613)
Balance - February 28, 2018	-	$-	10,000,000	$1,000	$19,000	$(10,010)	$9,990

Balance - November 30, 2018	-	$-	13,050,000	$1,305	$49,195	$(32,362)	$18,138

Issuance of common shares at $0.02 per share	-	-	1,100,000	110	21,890	-	22,000
Net loss for the period	-	-	-	-	-	(9,467)	(9,467)
Balance - February 28, 2019	-	$-	14,150,000	$1,415	$71,085	$(41,829)	$30,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,467)	$(4,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	-	640
Accounts payable and due to related parties	2,526	-
Due to related parties	-	(950)
Net Cash Used in Operating Activities	(6,941)	(4,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,000	-
Net Cash Provided by Financing Activities	22,000	-

Net change in cash for the period	15,059	(4,923)
Cash at beginning of period	21,019	11,737
Cash at end of period	$36,078	$6,814

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Unaudited Consolidated Financial Statements

February 28, 2019

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2019, the Company has an accumulated deficit and has earned minimal revenues during the three months ended February 28, 2019.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended February 28, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018 filed with the SEC on February 28, 2019.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary, Assisted 2 Live, Inc. All material intercompany balances and transactions have been eliminated.

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

Concentrations

During the period ended February 28, 2019, revenue was comprised of one labor contract from an unrelated party, that leases and operates its assisted living facility from our CEO. That customer represented 100% of the revenues of the Company for the period ended February 28, 2019.

Recent Accounting Pronouncements

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

As of February 28, 2019 and November 30, 2018, the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended February 28, 2019, the Company issued to ten (10) unaffiliated investors 1,100,000 shares of common stock for $22,000.

As of February 28, 2019 and November 30, 2018, the Company had 14,150,000 and 13,050,000 common shares issued and outstanding, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is an officer and director of the Company.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to February 28, 2019, and through the date these financial statements were issued, the Company had the following subsequent events:

On February 27, 2019, the Company entered into the commercial real estate lease agreement. The Company leases the premises at $132,252 yearly with 4-year term, from March 1, 2019 to February 28, 2023.

The Company has the option to buy the Premises ("Option") for $860,000. The term of the Option shall commence on March 1, 2019 and shall terminate 60 days thereafter at the expiration of the lease Term ("Option Period"). The Company may exercise the Option granted herein solely, exclusively and at any time during the Option Period.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Assisted 4 Living, Inc., a Nevada corporation, and our wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation, unless otherwise indicated.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended February 28, 2019 and 2018, which are included herein.

Three months ended February 28, 2019 compared to three months ended February 28, 2018.

	Three Months Ended
	February 28,
	2019	2018	Change
Revenue	$4,500	$5,200	$(700)
Operating expenses	13,967	9,813	4,154
Net loss	$(9,467)	$(4,613)	$4,854

We recognized revenue of $4,500 for the three months ended February 28, 2019, compared to $5,200 for the three months ended February 28, 2018.

Operating expenses for the three months ended February 28, 2019 increased $4,154 from $9,813 for the three months ended February 28, 2018. Our increase in operating expenses were primarily due to increased professional fees for completing our recent S-1 Registration Statement filing.

Our net loss for the three months ended February 28, 2019 increased $4,854 from $4,613 for the three months ended February 28, 2018, due to our increased professional fees and reduced revenue in the current period.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of February 28, 2019 and November 30, 2018, respectively.

Working Capital

	February 28,	November 30,
	2019	2018
Current Assets	$36,078	$21,019
Current Liabilities	$5,407	$2,881
Working Capital	$30,671	$18,138

Cash Flows

	Three Months Ended
	February 28,
	2019	2018
Cash used in operating activities	$(6,941)	$(4,923)
Cash provided by financing activities	$22,000	$-
Net change in cash for period	$15,059	$(4,923)

As at February 28, 2019 and November 30, 2018, our company’s current assets were $36,078 and $21,019 respectively. As at February 28, 2019 and November 30, 2018, current assets consisted solely of cash.

As at February 28, 2019, our company had current and total liabilities of $5,407, compared with current and total liabilities of $2,881 as at November 30, 2018. As at February 28, 2019 and November 30, 2018, liabilities consisted solely of accounts payable.

As of February 28, 2019, our working capital increased $12,533 from November 30, 2018, due to an increase in cash of $15,059 and reduced $2,526 from an increase in accounts payable.

Cash Flow from Operating Activities

During the three months ended February 28, 2019, our company used $6,941 in cash from operating activities, compared to $4,923 cash used in operating activities during the three months ended February 28, 2018. The cash used from operating activities for the three months ended February 28, 2019 was attributed to net loss of $9,467, which was reduced by a net change in working capital of $2,526. The cash used from operating activities for the three months ended February 28, 2018 was attributed to net loss of $4,613, which was increased by a net change in working capital of $310.

Cash Flow from Financing Activities

Net cash from financing activities was $22,000 for the three months ended February 28, 2019 compared to net cash received from financing activities of $0 for the three months ended February 28, 2018. During the three months ended February 29, 2019, the Company received $22,000 from the issuance of 1,100,000 shares of common stock to investors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Also, refer to Note 2 - Significant Accounting Policies and the unaudited consolidated financial statements that are included in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit		Incorporated By Reference
Number	Description	Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	August 23, 2018
3.2	By-Laws	S-1	3.2	August 23, 2018
(21)	Subsidiaries of the Registrant
21.1	Assisted 2 Live, Inc., a Florida corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: April 19, 2019	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

