Form 10-Q
period 2019-05-31
ASSISTED 4 LIVING, INC.
filed 2019-07-15
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2382 Bartek Pl, North Port FL	34289
(Address of principal executive offices)	(Zip Code)

(888) 609-1169

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

14,150,000 common shares issued and outstanding as of July 15, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

(UNAUDITED)

ASSISTED 4 LIVING, INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	May 31,	November 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$12,094	$21,019
Prepaid expenses	5,556	-
Total Current Assets	17,650	21,019

TOTAL ASSETS	$17,650	$21,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$27,717	$2,881
Due to related parties	5,556	-
Total Current Liabilities	33,273	2,881

Total Liabilities	33,273	2,881

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 14,150,000 and 13,050,000 shares issued and outstanding, respectively	1,415	1,305
Additional paid in capital	71,085	49,195
Accumulated deficit	(88,123)	(32,362)
Total Stockholders' Equity (Deficit)	(15,623)	18,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,650	$21,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2019	2018	2019	2018

Revenue	$97,576	$4,500	$102,076	$9,700
Cost of service	(62,445)	-	(62,445)	-
Gross Profit	35,131	4,500	39,631	9,700

Operating Expenses:
General and administrative	58,289	4,826	63,641	9,401
Professional fees	22,887	2,314	31,502	7,552
Total operating expenses	81,176	7,140	95,143	16,953

Operating Loss	(46,045)	(2,640)	(55,512)	(7,253)

Other income (expense)
Interest expense	(249)	-	(249)	-
Total other expenses	(249)	-	(249)	-

Net loss before income taxes	(46,294)	(2,640)	(55,761)	(7,253)
Provision for income tax	-	-	-	-

Net Loss	$(46,294)	$(2,640)	$(55,761)	$(7,253)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	14,150,000	10,025,000	13,846,703	10,012,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended May 31, 2019 and 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2017	-	$-	10,000,000	$1,000	$19,000	$(5,397)	$14,603

Net loss for the period	-	-	-	-	-	(4,613)	(4,613)
Balance - February 28, 2018	-	$-	10,000,000	$1,000	$19,000	$(10,010)	$9,990

Common shares issued for cash			2,300,000	230	22,770		23,000
Net loss for the period	-	-	-	-	-	(2,640)	(2,640)
Balance - May 31, 2018	-	$-	12,300,000	$1,230	$41,770	$(12,650)	$30,350

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2018	-	$-	13,050,000	$1,305	$49,195	$(32,362)	$18,138

Issuance of common shares at $0.02 per share	-	-	1,100,000	110	21,890	-	22,000
Net loss for the period	-	-	-	-	-	(9,467)	(9,467)
Balance - February 28, 2019	-	$-	14,150,000	$1,415	$71,085	$(41,829)	$30,671

Net loss for the period	-	-	-	-	-	(46,294)	(46,294)
Balance - May 31, 2019	-	$-	14,150,000	$1,415	$71,085	$(88,123)	$(15,623)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,761)	$(7,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	(5,556)	1,050
Accounts payable	24,836	1,565
Due to related parties	5,556	-
Net Cash Used in Operating Activities	(30,925)	(4,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,000	23,000
Net Cash Provided by Financing Activities	22,000	23,000

Net change in cash for the period	(8,925)	18,362
Cash at beginning of period	21,019	11,737
Cash at end of period	$12,094	$30,099

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Unaudited Consolidated Financial Statements

May 31, 2019

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

The Company operates as an assisted living consulting company that specializes in acquiring, licensing, staffing, and operating assisted living facilities (“ALF”). The Company offers clients that wish to enter the ALF field an opportunity to purchase and run its own center(s), and will also act as a referral agent finding and placing clients that are in search of quality residential care. The Company will also offer a la carte consulting services such as submitting license applications, developing emergency plans, as well as other regulatory and compliance needs. The Company has commenced its assisted living facilty operation since March 1, 2019.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2019, the Company has an accumulated deficit and has earned minimal revenues during the six months ended May 31, 2019.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended May 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018 filed with the SEC on February 28, 2019.

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

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

Resident fees at our independent senior living and assisted living community consists of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally 30-day terms, with regular monthly charges billed in advance on the first day of each month.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company's financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at May 31, 2019 and November 30, 2018 consist of the following:

	May 31,	November 30,
	2019	2018
Trade accounts	$9,820	$2,881
Credit card	17,897	-
	$27,717	$2,881

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of May 31, 2019, and November 30, 2018, the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended May 31, 2019, the Company issued to ten (10) unaffiliated investors 1,100,000 shares of common stock for $22,000.

As of May 31, 2019, and November 30, 2018, the Company had 14,150,000 and 13,050,000 common shares issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2019 and 2018, the Company paid salaries to our two officers, one of which is our controlling shareholder, $9,420 and $0, respectively.

During the six months ended May 31, 2019 and 2018, our CEO paid a total amount of $5,556 and $0, for property and liability insurance deposit on behalf of the Company respectively.

The Company does not have employment contracts with its officers.

NOTE 6 – COMMITMENT

On March 7, 2019, the Company entered into the commercial real estate lease agreement. The Company was to lease a building for $3,713 monthly, from March 7, 2019 to the earlier of (i) the resident count exceeds 22 or , (ii) January 7, 2020. The term may be extended at the sole discretion of the landlord.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to May 31, 2019, and through the date these financial statements were issued, the Company had no subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Assisted 4 Living, Inc. and our wholly-owned subsidiary, Assisted 2 Live, Inc. a Florida corporation, unless otherwise indicated.

General Overview

We were incorporated in Nevada on May 24, 2017, with an objective to operate as is a facilitator of assisted living projects and related services. Our company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (ALF) industry. Our company’s first target market will be Florida, and will operate within the State through our solely owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable, and require a detailed understanding of each State’s regulatory environment and processes. There is a myriad of steps that must be navigated to properly set up an ALF residence, included, but not limited to licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our company is designed to mentor prospective ALF clients and walk them through every step of the start-up process, working hand-in-hand with them to ensure that their facility gets off to a proper and sustainable start.

We have a wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation ("A2L"), which was incorporated on June 15, 2017.

Our principal executive office is located at 2382 Bartek Pl., North Port, FL 34289 and our telephone number is (888) 609-1169. Our fiscal year end is November 30. Our corporate website is http://www.assisted2live.com/.

We have never declared bankruptcy, been in receivership, or have been involved in any kind of legal proceeding.

Our Current Business

On March 1, 2019, our company took over the management of a 28 bed assisted living facility in Punta Gorda, FL. Our company is responsible for all aspects of its operations from the care of the residents, to the staffing, cooking, and collection of rent. We inherited four existing employees from the former operators and have hired five more to bring the total workforce to nine. Initial revenues were $26,000 for the month of March, and they are projected to grow to over $40,000 per month by August of 2019.

Our company is leasing the premises from a third-party landlord, and is contracted to pay monthly rent of $3,713. We also applied for and received all of our State and County accreditations (licenses) to run the facility for the next 2 years.

In growing the business from a consulting firm to a physical brick and mortar operator, our company is seeking to diversify our business model and capitalize on opportunities that arise. Our company will still assist outside clients that wish to start and operate their own facility; however, in securing our own physical location, our company can grow revenues, secure our foothold in a growing assisted living market, and use our location as a training center for new clients wishing to enter the field. Our company is also actively searching for other nearby properties that could be converted into assisted living facilities, or perhaps are currently operating as an assisted living facility but are ripe for new management.

Our company foresees utilizing this revised business model for the next number of years, and intends to become a main assisted living player in the Southwest Florida market. Florida presents endless opportunities for assisted living business and is a magnet for new customers and clients that wish to enter the field.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended May 31, 2019 and 2018, which are included herein.

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

	Three Months Ended
	May 31,
	2019	2018	Change
Revenue	$97,576	$4,500	$93,076
Cost of service	62,445	-	62,445
Operating expenses	81,176	7,140	74,036
Net loss	$(46,294)	$(2,640)	$(43,654)

We recognized revenue of $97,576 for the three months ended May 31, 2019, compared to $4,500 for the three months ended May 31, 2018. The increase in revenue is mainly due to commencing an assisted living facility business since March 1, 2019.

Operating expenses for the three months ended May 31, 2019 increased $74,036 from $7,140 for the three months ended May 31, 2018. Our increase in operating expenses were primarily due to increased professional fees.

Our net loss for the three months ended May 31, 2019 increased $43,654 from $2,640 for the three months ended May 31, 2018, due to our increased general and administrative expenses and professional fees.

Six Months Ended May 31, 2019 Compared to Six Months Ended May 31, 2018

	Six Months Ended
	May 31,
	2019	2018	Change
Revenue	$102,076	$9,700	$92,376
Cost of service	62,445	-	62,445
Operating expenses	95,143	16,953	78,190
Net loss	$(55,761)	$(7,253)	$(48,508)

We recognized revenue of $102,076 for the six months ended May 31, 2019, compared to $9,700 for the six months ended May 31, 2018. The increase in revenue is mainly due to commencing an assisted living facility business since March 1, 2019.

Operating expenses for the six months ended May 31, 2019 increased $78,190 from $16,953 for the six months ended May 31, 2018. Our increase in operating expenses were primarily due to increased professional fees for completing our recent S-1 Registration Statement filing.

Our net loss for the six months ended May 31, 2019 increased $48,508 from $7,253 for the six months ended May 31, 2018, due to our increased general and administrative expenses and professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of May 31, 2019, and November 30, 2018, respectively.

Working Capital

	May 31,	November 30,
	2019	2018
Current Assets	$17,650	$21,019
Current Liabilities	$33,273	$2,881
Working Capital	$(15,623)	$18,138

Cash Flows

	Six months Ended
	May 31,
	2019	2018
Cash used in operating activities	$(30,925)	$(4,638)
Cash provided by financing activities	$22,000	$23,000
Net change in cash for period	$(8,925)	$18,362

As at May 31, 2019, and November 30, 2018, our company’s current assets were $17,650 and $21,019 respectively. As at May 31, 2019, current assets consisted of prepaid expenses of $5,556, and cash of $12,094. As at November 30, 2018, current assets consisted solely of cash.

As at May 31, 2019, our company had current and total liabilities of $33,273, compared with current and total liabilities of $2,881 as at November 30, 2018. As at May 31, 2019, liabilities consisted of $27,717 accounts payable, and $5,556 payable to officer of the Company. As at November 30, 2018, liabilities consisted solely of accounts payable.

As of May 31, 2019, our working capital decreased $33,761 from November 30, 2018, primarily due to an increase in current liabilities of $30,392.

Cash Flow from Operating Activities

During the six months ended May 31, 2019, our company used $30,925 in cash from operating activities, compared to $4,638 cash used in operating activities during the six months ended May 31, 2018. The cash used from operating activities for the six months ended May 31, 2019, was attributed to net loss of $55,761, which was reduced by a net change in working capital of $24,836. The cash used from operating activities for the six months ended May 31, 2018, was attributed to net loss of $7,253, which was reduced by a net change in working capital of $2,615.

Cash Flow from Financing Activities

Net cash from financing activities was $22,000 for the six months ended May 31, 2019, compared to net cash received from financing activities of $23,000 for the six months ended May 31, 2018. During the six months ended May 31, 2019, the Company received $22,000 from the issuance of 1,100,000 shares of common stock to investors. During the six months ended May 31, 2018, the Company received $23,000 from the issuance of 2,300,000 shares of common stock to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

______

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: July 15, 2019	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

