Form 10-Q
period 2019-08-31
ASSISTED 4 LIVING, INC.
filed 2019-10-15
CIK 1719435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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
14,150,000 common shares issued and outstanding as of October 11, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.
INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED AUGUST 31, 2019

ASSISTED 4 LIVING, INC.
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	August 31,	November 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$11,344	$21,019
Total Current Assets	11,344	21,019

TOTAL ASSETS	$11,344	$21,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$34,412	$2,881
Deferred revenue and customer deposits	1,500	—
Due to related parties	5,556	—
Total Current Liabilities	41,468	2,881

Total Liabilities	41,468	2,881

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	—	—
Common stock: 100,000,000 shares authorized; $0.0001 par value 14,150,000 and 13,050,000 shares issued and outstanding, respectively	1,415	1,305
Additional paid in capital	71,085	49,195
Accumulated deficit	(102,624)	(32,362)
Total Stockholders' Equity (Deficit)	(30,124)	18,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,344	$21,019

The accompanying notes are an integral part of these unaudited consolidated financial statements
.

ASSISTED 4 LIVING, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2019	2018	2019	2018

Revenue	$139,092	$4,500	$241,168	$14,200
Cost of service	(76,594)	—	(139,039)	—
Gross Profit	62,498	4,500	102,129	14,200

Operating Expenses:
General and administrative	71,621	6,005	135,262	15,406
Professional fees	4,483	8,261	35,985	15,813
Total operating expenses	76,104	14,266	171,247	31,219

Operating Loss	(13,606)	(9,766)	(69,118)	(17,019)

Other income (expense)
Interest expense, net	(895)	—	(1,144)	—
Total other expenses	(895)	—	(1,144)	—

Net loss before income taxes	(14,501)	(9,766)	(70,262)	(17,019)
Provision for income tax	—	—	—	—

Net Loss	$(14,501)	$(9,766)	$(70,262)	$(17,019)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	14,150,000	13,009,239	13,948,540	11,015,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
For the Three and Nine Months Ended August 31, 2019
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2018	—	$—	13,050,000	$1,305	$49,195	$(32,362)	$18,138
Issuance of common shares for cash	—	—	1,100,000	110	21,890	—	22,000

Net loss for the period	—	—	—	—	—	(9,467)	(9,467)
Balance - February 28, 2019	—	$—	14,150,000	$1,415	$71,085	$(41,829)	$30,671

Net loss for the period	—	—	—	—	—	(46,294)	(46,294)
Balance - May 31, 2019	—	$—	14,150,000	$1,415	$71,085	$(88,123)	$(15,623)
Net loss for the period	—	—	—	—	—	(14,501)	(14,501)
Balance, August 31, 2019	—	$—	14,150,000	$1,415	71,085	$(102,624)	$(30,124)

For the Three and Nine Months Ended August 31, 2018
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2017	—	$—	10,000,000	$1,000	$19,000	$(5,397)	$14,603

Net loss for the period	—	—	—	—	—	(4,613)	(4,613)
Balance - February 28, 2018	—	$—	10,000,000	$1,000	$19,000	$(10,010)	$9,990
Common shares issued for cash			2,300,000	230	22,770		23,000

Net loss for the period	—	—	—	—	—	(2,640)	(2,640)
Balance - May 31, 2018	—	$—	12,300,000	$1,230	$41,770	$(12,650)	$30,350
Common shares issued for cash	—	—	750,000	75	7,425	—	7,500
Net loss for the period	—	—	—	—	—	(9,766)	(9,766)
Balance - August 31, 2018	—	$—	13,050,000	$1,305	49,195	$22,416	$28,084

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,262)	$(17,019)
Changes in current assets and liabilities:
Prepaid expenses	—	3,705
Accounts payable and accrued liabilities	31,531	7,181
Due to related parties	5,556	(950)
Customer Deposits	1,500	—
Net Cash Used in Operating Activities	(31,675)	(7,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,000	30,500
Net Cash Provided by Financing Activities	22,000	30,500

Net change in cash for the period	(9,675)	23,417
Cash at beginning of period	21,019	11,737
Cash at end of period	$11,344	$35,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.
Notes to the Unaudited Consolidated Financial Statements
August 31, 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Assisted 4 Living, Inc., (“Assisted 4 Living,” “the Company,” “we” or “us”) was incorporated in the state of Nevada on May 24, 2017. It is based in North Port, Florida. The Company incorporated a wholly-owned subsidiary, “Assisted 2 Live, Inc.” in the state of Florida on June 15, 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

The Company operates as an assisted living consulting company that specializes in acquiring, licensing, staffing, and operating assisted living facilities (“ALF”). The Company offers clients that wish to enter the ALF field an opportunity to purchase and run its own center(s), and will also act as a referral agent finding and placing clients that are in search of quality residential care. The Company will also offer a la carte consulting services such as submitting license applications, developing emergency plans, as well as other regulatory and compliance needs. The Company has commenced its assisted living facility operation since March 1, 2019.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2019, the Company has an accumulated deficit and has earned minimal revenues during the nine months ended August 31, 2019.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of August 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended August 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018 filed with the SEC on February 28, 2019.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee's right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company's financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2019 and November 30, 2018 consist of the following:

	August 31,	November 30,
	2019	2018
Trade accounts	$14,942	$2,881
Credit card	19,269	—
Sales tax payable	201	—
	$34,412	$2,881

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of August 31, 2019, and November 30, 2018, the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended August 31, 2019 and 2018, the Company issued to unaffiliated investors 1,100,000 and 3,050,000 shares of common stock for $22,000 and $30,500, respectively.

As of August 31, 2019, and November 30, 2018, the Company had 14,150,000 and 13,050,000 common shares issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2019 and 2018, the Company paid salaries to our two officers, one of which is our controlling shareholder, $18,920 and $0, respectively.

During the nine months ended August 31, 2019 and 2018, our CEO paid $5,556 and $0, respectively, for a property and liability insurance deposit on behalf of the Company, of which $5,556 remains payable to our CEO at August 31, 2019.

During the nine months ended August 31, 2019 and 2018, the Company paid consulting fees to a company controlled by our CEO, a total amount of $900 and $0, respectively.

The Company does not have employment contracts with its officers.

NOTE 6 – COMMITMENT

On March 7, 2019, the Company entered into the commercial real estate lease agreement. The Company leases a adult living facility building for $3,713 monthly, from March 7, 2019 until January 7, 2020. The term may be extended at the sole discretion of the landlord.

NOTE 7 – Subsequent Events

Subsequent to August 31, 2019, and through the date these financial statements were issued, the Company had no subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we,” “us,” “our” and “our Company” mean Assisted 4 Living, Inc. (“A4L” or the “Company”), and our wholly owned subsidiary, Assisted 2 Live, Inc. a Florida corporation, unless otherwise indicated.

General Overview

We were incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. Our Company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (ALF) industry. Our Company’s first target market is Florida, and operates within the State through our solely owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps that must be navigated to properly set up an ALF residence, included, but not limited to licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our Company is designed to mentor prospective ALF clients and walk them through every step of the start-up process, working hand-in-hand with them to ensure that their facility gets off to a proper and sustainable start.

We have a wholly owned subsidiary, Assisted 2 Live, Inc., a Florida corporation (“A2L”), which was incorporated on June 15, 2017.

Our principal executive office is located at 2382 Bartek Pl., North Port, FL 34289 and our telephone number is (888) 609-1169. Our fiscal year end is November 30. Our corporate website is http://www.assisted2live.com/.

We have never declared bankruptcy, been in receivership, or have been involved in any kind of legal proceeding.

Our Current Business

On March 1, 2019, our Company took over the management of a 28-bed assisted living facility in Punta Gorda, FL. Our Company is responsible for all aspects of its operations from the care of the residents, to the staffing, cooking, and collection of rent. We inherited four (4) existing employees from the former operators, of the facility, and have hired five (5) more to bring the total workforce to nine (9) employees.

Our Company leases the assisted living facility premises from a third-party landlord and is contracted to pay monthly rent of $3,713. We possess all of our State and County accreditations (licenses) to run the facility for the next 2 years.

In growing the business solely from a consulting firm to also operating a physical brick and mortar facility, our Company is seeking to diversify our business model and capitalize on opportunities as they arise. Our Company will still assist outside clients that wish to start and operate their own facility, however, in securing our own physical location our Company can grow revenues, secure our foothold in a growing assisted living market, and use our location as a training center for new clients wishing to enter the field. Our Company is also actively searching for other nearby properties to convert into an assisted living facility, or that perhaps are already currently operating as an assisted living facility but need new management.

Our Company foresees utilizing this revised business model for the next number of years and intends to become a main assisted living player in the Southwest Florida market. Being located in Florida presents many opportunities for an assisted living business, as well as new customers and clients that wish to enter the assisted living facility field.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited interim financial statements for the nine months ended August 31, 2019 and 2018, which are included in this report. On March 1, 2019, we commenced our operation of an assisted living facility (“ALF”) in Florida. Historical results will not reflect our current operations and will not be comparable to results of operations being reporting in the current period.

For the Three Months Ended August 31, 2019 Compared to the Three Months Ended August 31, 2018

	Three Months Ended
	August 31,
	2019	2018	Change
Revenue	$139,092	$4,500	$134,592
Cost of service	76,594	—	76,594
Operating expenses	76,104	14,266	61,838
Other expense	895	—	895
Net loss	$14,501	$9,766	$4,735

We recognized revenue of $139,092 for the three months ended August 31, 2019, compared to $4,500 for the three months ended August 31, 2018. The increase in revenue is due to commencing an ALF business in 2019.

Cost of service is direct labor directly related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the three months ended August 31, 2019, our gross profit was $62,498 or 44.9%.

Operating expenses for the three months ended August 31, 2019 increased $61,838 from $14,266 for the three months ended August 31, 2018. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the new ALF operations.

Our net loss for the three months ended August 31, 2019 increased $4,735 from $9,766 for the three months ended August 31, 2018.

For the Nine Months Ended August 31, 2019 Compared to the Nine Months Ended August 31, 2018

	Nine Months Ended
	August 31,
	2019	2018	Change
Revenue	$241,168	$14,200	$226,968
Cost of service	139,039	—	139,039
Operating expenses	171,247	31,219	140,028
Other expense	1,144	—	1,144
Net loss	$70,262	$17,019	$53,243

We recognized revenue of $241,168 for the nine months ended August 31, 2019, compared to $14,200 for the nine months ended August 31, 2018. The increase in revenue is mainly due to commencing an assisted living facility business in 2019.

Cost of service is direct labor directly related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the nine months ended August 31, 2019, our gross profit was $102,129 or 42.3%.

Operating expenses for the nine months ended August 31, 2019 increased $140,028 from $31,219 for the nine months ended August 31, 2018. Our increase in operating expenses, during 2019, were primarily due to increased general and administrative expenses related to the operations of our ALF of approximately $120,000 and increased professional fees of approximately $20,000 related to the preparation and filing of our S-1 Registration Statement which was declared effective on June 3, 2019.

Our net loss for the nine months ended August 31, 2019 increased $53,243 from $17,019 for the nine months ended August 31, 2018, due to our increased general and administrative expenses and professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of August 31, 2019, and November 30, 2018, respectively.

Working Capital

	August 31	November 30,
	2019	2018	Change
Current Assets	$11,344	$21,019	$(9,675)
Current Liabilities	$41,468	$2,881	38,587
Working Capital (Deficiency)	$(30,124)	$18,138	$(48,262)

Cash Flows

	Nine Months Ended
	August 31,
	2019	2018	Change
Cash used in operating activities	$(31,675)	$(7,083)	$(24,592)
Cash provided by financing activities	$22,000	$30,500	(8,500)
Net change in cash for period	$(9,675)	$23,417	$(33,092)

As at August 31, 2019, and November 30, 2018, our Company’s current assets were $11,344 and $21,019 respectively. As at August 31, 2019, and November 30, 2018 current assets consisted solely of cash.

As at August 31, 2019, our Company had current and total liabilities of $41,468, compared with current and total liabilities of $2,881 as at November 30, 2018. As at August 31, 2019, liabilities consisted of $34,412 accounts payable, $5,556 payable to an officer of our Company, $1,500 customer deposits. As at November 30, 2018, liabilities consisted solely of accounts payable.

As of August 31, 2019, our working capital decreased $48,262 from November 30, 2018, primarily due to an increase in current liabilities of $38,587.

Cash Flow from Operating Activities

During the nine months ended August 31, 2019, our Company used $31,675 in cash from operating activities, compared to $7,083 cash used in operating activities during the nine months ended August 31, 2018. The cash used from operating activities for the nine months ended August 31, 2019, was attributed to net loss of $70,262, which was reduced by a net change in working capital of $38,587. The cash used from operating activities for the nine months ended August 31, 2018, was attributed to net loss of $17,019, which was reduced by a net change in working capital of $9,936.

Cash Flow from Financing Activities

Net cash from financing activities was $22,000 for the nine months ended August 31, 2019, compared to net cash received from financing activities of $30,500 for the nine months ended August 31, 2018. During the nine months ended August 31, 2019, we received $22,000 from the issuance of 1,100,000 shares of common stock to investors. During the nine months ended August 31, 2018, we received $30,500 from the issuance of 3,050,000 shares of common stock to investors.

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

Revenue recognition

Effective January 1, 2018, our Company adopted ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that our Company expects to receive in exchange for those goods or services. Our Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. Our Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	3.1	August 23, 2018
3.2	By-Laws	S-1	3.2	August 23, 2018
(21)	Subsidiaries of the Registrant
21.1	Assisted 2 Live, Inc., a Florida corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: October 11, 2019	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

