Form 10-K
period 2019-11-30
ASSISTED 4 LIVING, INC.
filed 2020-02-28
CIK 1719435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
November 30, 2019

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___
to ___

File number
333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2382 Bartek Pl, North Port, FL	34289
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
888-609-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes
☐
No
☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes
☒
No
☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes
☒
No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).). Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter was $52,500, based on the price paid under our recent Registration Statement.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,150,000 common shares as of February 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business
.

General Overview

As used in this current report and unless otherwise indicated, the terms the “Company,” “A4L,” “we,” “us” and “our” mean Assisted 4 Living, Inc., a Nevada corporation, and our wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation, unless otherwise indicated.

We were incorporated in Nevada on May 24, 2017, with an objective to operate as is a facilitator of assisted living projects and related services. Our Company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (“ALF”) industry. Our Company’s first target market will be Florida, and will operate within the State through our solely owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps that must be navigated to properly set up an ALF residence; including, but not limited to, licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our Company is designed to mentor prospective ALF clients and guide them through every step of the start-up process, working hand-in-hand with them to ensure that their facility gets off to a proper and sustainable start.

We have a wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation (“A2L”), which was incorporated on June 15, 2017.

On May 31, 2018 and June 6, 2018, we issued 2,300,000 and 750,000 shares of common stock, respectively, to an aggregate 17 individuals pursuant to the provisions of Section 4(a)(2) of the Securities Act of 1933 (the “
Act
”) and Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission (“
SEC
”).

During January 2019, we sold 1,100,000 shares of common stock pursuant to our Registration Statement on Form S-1 filed on August 23, 2018 as amended, which Form S-1 became effective on October 1, 2018. We received $22,000 as proceeds from the sale of the registered shares.

Our principal executive office is located at 2382 Bartek Pl., North Port, FL 34289 and our telephone number is (888) 609-1169. Our corporate website is www.assisted4living.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

The key philosophy behind A4L is to facilitate the growth of residences that offer a stimulating environment, and provide care that empowers seniors (and young people in specific circumstances) to live an independent and fulfilling life, while also providing the residents assistance with their housekeeping, transportation, medical, personal hygiene, dressing and cooking needs.

Our Company, through the experience of our principal officers, is a resource for anyone wishing to do business in the ALF field. With Florida as a test market, clients will be guided through every stage of the organizational and licensing process required towards establishing an ALF. We can also assist in the operation of a new ALF in conjunction with the owners to ensure that the facilities are established and functioning smoothly, from physical site planning to optimizing care levels and strategies for the various populations in need.

Our Company will charge a fee for these services, whereby a prospective ALF operator can choose the specific area of expertise in which they require developmental assistance and pay according to incremental needs. Clients can simply opt for consultation in licensing, or physical space configuration, staffing requirements and certifications, resident referrals, or other details of the ALF environment. We will offer a full range of services and options, from isolated consultations to an option whereby our Company will set-up and walk clients through every step of the ALF process, and oversee the project for 6 months to ensure a smooth emergence into the marketplace.

In addition to acting as a facilitator of assisted living projects and related services, the Company’s subsidiary Assisted 2 Live Inc. signed a management agreement on March 1, 2019, to take over the day-to-day operations of a 32-bed assisted living project in Punta Gorda, FL.

Principal Products, Services and Their Markets

Assisted 4 Living Inc. is a facilitator of assisted living projects and related services. Our Company is positioned as a resource for private individuals or groups that wish to enter and operate within the ALF industry. Our Company’s first target market will be Florida, and will operate within the State through its solely owned subsidiary Assisted 2 Live, Inc. Our strategy is to use Florida as a test market to better define our consulting processes, and ultimately become a national presence in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps to properly set up an ALF residence, including, but not limited to licensing, building codes, medical care requirements, staffing and industry regulations. Our Company is designed to mentor prospective ALF clients and assist them through every step of the start-up process, working with them to ensure that their facility gets off to a proper and sustainable start.

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

Also, in taking over of the day-to-day operations of the 32-bed facility in Punta Gorda, the Company expanded on its original consulting mandate and adapted to include the management of a physical operation. The Company can now bring prospective and actual clients into an operating facility to demonstrate and instruct on the various aspects of operating an ALF.

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

Competitive Business Conditions and Strategy; Assisted4Living’s Position in the Industry

A4L will initially compete with other ALF companies that are currently in the Florida market. Large nationally recognized companies such as Life Care Center of America and Brookdale Senior living are competitors, as well as smaller regional operators such as South Port Square and Genesis Healthcare. It is possible that new or prospective ALF operators will gravitate to these larger entities for guidance. However, based on the professional history of our Company’s officers in the Florida market, we are experienced, connected, and able to compete. We will also compete with these larger firms for prospective ALF residents. While there are established and strong competitors in the Florida ALF market, however, the industry is growing, and we are positioning ourselves to be a niche player as a resource-intensive consulting company providing a highly personalized approach to the ALF marketplace.

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

And again, in taking over the physical operations of a 32-bed facility in Punta Gorda, the Company gains both credibility and greater access to the Florida Gulf Coast assisted living market. This access can be leveraged to market our consulting services to other prospective clients and/or industry professionals.

Talent Sources and Names of Principal Suppliers

Our success will depend on the quality of our leadership and their ability to leverage industry knowledge and contacts. Our Company is headed by Romulus Barr, an eighteen-year veteran of the assisted living industry. Mr. Barr has owned and operated an ALF center in Portland, OR, and currently owns a 16-bed facility in Punta Gorda, Florida. The one facility that Romulus currently owns is not operated by him, but rather has been leased to a third-party operator. Mr. Barr has a broad understanding of the dynamics on the ALF field, consults on ongoing projects, and developed a standardized ‘Emergency Plan’ that was adopted for use by the State of Florida. Having operated in Florida for the past 10 years, Mr. Barr has developed close relationships with local SW Florida case workers, guardians, and AHCA Florida State regulators. In short, Mr. Barr has a network of industry contacts and a deep understanding of the ALF industry. Mr. Barr hopes to expand this success beyond Florida to other states. Mr. Barr is also directing the operations of the recently added 32-bed facility in Punta Gorda, FL.

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

Research and Development

Since inception, no funds have been expended on research and development.

Employees

The Company has no employees other than its officers. The Company’s wholly-owned subsidiary, A2L, leases 12 full-time employees whose primary duties consist of preparing food and caring for the residents of the A2L assisted living facility.

Dependence on one or a few major customers

A4L currently does not have any consulting clients. A4L currently derives all of its revenues from the sale of Common Stock registered by the Company via form S-1 and the operation, by its subsidiary A2L, of the assisted living facility in Punta Gorda, Florida. A4L intends to have a broad mix of clients and does not believe it will be dependent on any single consulting client or source of revenues.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent or trademark. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are subject to state and local regulation as it pertains to assisted living centers owned and/or operated by us. In Florida, our ownership and operation of the A2L facility in Punta Gorda is subject to the approvals and licensing of the Agency for Health Care Administration (AHCA). AHCA regulates all aspects of owning and operating an assisted living center. This agency is responsible for approving new ALF licenses, regulating existing licenses, enforcing codes, as well as ensuring the proper implementation of Emergency Plans. The Florida Department of Agriculture, Division of Food Safety also regulates our A2L facility, since we provide food service, and must comply with safe food standards.

Our business model will also be impacted by these, and other governmental agencies that regulate AFL facilities and operations as they will regulate our clients and their operations.

If our consulting clients have their own residents who rely upon Medicaid for the payment of their housing and living costs, state case workers will also be engaged and have an impact on our business. Other states have their own regulatory agencies who oversee assisted living facilities, and who will need to be engaged when and if we decide to expand beyond the Florida test market.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments
.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties
.

Our address principal executive office is located at 2382 Bartek Pl., North Port, FL 34289. Our offices are provided to us at no charge by our President.

On March 7, 2019, the Company entered into the commercial real estate lease agreement. The Company leases an adult living facility building for $3,713 monthly.

Item 3. Legal Proceedings
.

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
.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
.

Our shares of Common Stock were listed for quotation on the OTC Pink Market of the OTC Markets on October 25, 2019. No trades of our Common Stock have occurred.

Our shares of Common Stock are issued in registered form. VStock Transfer, LLC at 18 Lafayette Place, Woodmere, NY 11598 (Telephone: (212) 828-8436) is the registrar and transfer agent for our common shares.

On November 30, 2019, the shareholders’ list showed 29 registered shareholders with 14,150,000 shares of Common Stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2019, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended November 30, 2019.

Item 6. Selected Financial Data
.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended November 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended November 30, 2019 and 2018, which are included herein. On March 1, 2019, we commenced our operation of an assisted living facility (“ALF”) in Florida. Historical results will not reflect our current operations and will not be comparable to results of operations being reporting in the current period.

Our operating results for the year ended November 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	November 30,
	2019	2018	Change
Revenue	$392,706	$18,700	$374,006
Cost of service	246,478	-	246,478
Operating expenses	229,344	45,665	183,679
Other expense	2,005	-	2,005
Net loss	$85,121	$26,965	$58,156

We recognized revenues of $392,706 during the year ended November 30, 2019, compared to limited revenues during the year ended November 30, 2018. The increase in revenue is mainly due to commencing an assisted living facility business in 2019.

Cost of service consists of facility lease, rent, food and labor directly related to the operations of our assisted living facility. Cost of service expenses commenced in 2019, with the operations of our ALF. For the year ended November 30, 2019, our gross profit was $146,228 or 37.3%.

Operating expenses for the year ended November 30, 2019 and 2018 were $229,344 and $45,665, respectively. Operating expenses during 2019 and 2018 were primarily attributed to general and administration expenses of $184,254 and $21,178 and professional fees of $45,090 and $24,487, respectively. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the new ALF operations. The increase in professional fees is primarily due to audit and accounting fees incurred during the period, due to our filing of an S-1 Registration Statement.

Net loss was $85,121 and $26,965 for year ended November 30, 2019 and 2018, respectively. The increase in net loss was primarily due to an increase in operating expenses from the new ALF operations.

Liquidity and Capital

The following table provides selected financial data about our Company as of November 30, 2019 and 2018, respectively.

Working Capital

	November 30,	November 30,
	2019	2018	Change
Cash	$8,164	$21,019	$(12,855)

Current Assets	$9,854	$21,019	$(11,165)
Current Liabilities	54,837	2,881	51,956
Working Capital (Deficiency)	$(44,983)	$18,138	$(63,121)

As at November 30, 2019 and 2018, our Company’s current assets were $9,854 and $21,019 respectively. The decrease in current assets is primarily due to a decrease in cash.

As at November 30, 2019, our Company had current and total liabilities of $54,837, compared with current and total liabilities of $2,881 as at November 30, 2018. As at November 30, 2019, liabilities consisted of $42,581 accounts payable and accrued liabilities, $5,556 payable to an officer of our Company, $6,700 deferred revenue and customer deposits. As at November 30, 2018, liabilities consisted solely of accounts payable.

As of November 30, 2019, our working capital decreased $63,121 from November 30, 2018, due to an increase in current liabilities and a decrease in current asset.

Cash Flows

	Year Ended
	November 30,
	2019	2018	Change
Cash used in operating activities	$(34,855)	$(21,218)	$(13,637)
Cash provided by financing activities	22,000	30,500	(8,500)
Net change in cash for period	$(12,855)	$9,282	$(22,137)

Cash Flows from Operating Activities

For the year ended November 30, 2019, net cash used in operating activities was $34,855 compared to $21,128 used during the year ended November 30, 2018. Cash flows used in operating activities for the year ended November 30, 2019, comprised of a net loss of $85,121, which was reduced by a net change in working capital of $50,266. Cash flows used in operating activities for the year ended November 30, 2018, comprised of a net loss of $26,965, which was reduced by a net change in working capital of $5,747.

Cash Flows from Investing Activities

For the year ended November 30, 2019 and 2018, we did not have any investing activities.

Cash Flows from Financing Activities

For the year ended November 30, 2019 and 2018, we received $22,000 and $30,500 from issuance of our Common Stock, respectively.

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

Revenue
recognition

Effective January 1, 2018, the Company adopted ASC 606,
”Revenue from Contracts with Customers.”
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. Our management believes that these recent pronouncements will not have a material effect on our Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data
.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures
.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; and

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•	That our receipts and expenditures are being made only in accordance with authorizations of our Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of November 30, 2019, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2019.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
.

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Romulus Barr	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	46	May 24, 2017
Anca Barr	Secretary and Director	41	May 24, 2017

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

Mr. Barr obtained a Masters of History and Theology from Holy Cross in Brookline, MA in 2001. He also received a Bachelor’s Degree from the University of Oradea, Romania in 1995. Mr. Barr completed an Adult Foster Care Home Training in 1999 and Assisted Living Facilities Core Training Program in 2004.

Our Company believes that Mr. Barr’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our Company.

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

Our Company believes that Ms. Barr’s professional background experience gives her the qualifications and skills necessary to serve as a director and officer of our Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders; until removed from office in accordance with our Bylaws; or until resignation. Our officers are appointed by our board of directors and hold office until removed by the Board or until resignation.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our Directors for service on our Board, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board and/or any committee of our Board. Officers are appointed annually by our Board and each executive officer serves at the discretion of our Board. We do not have any standing committees. Our Board may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

Romulus Barr, our President, CEO and a director is the brother of Anca Barr who is our Secretary and also a director.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this annual report.

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
.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2019 and 2018; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Romulus Barr(1)	2019	10,360	-	-	-	-	-	-	10,360
President, CEO, CFO, Treasurer and Director	2018	-	-	-	-	-	-	-	-
Anca Barr(2)	2019	10,000	-	-	-	-	-	-	10,000
Secretary and Director	2018	-	-	-	-	-	-	-	-

(1)	Mr. Barr was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on May 24, 2017.
(2)	Ms. Barr was appointed Secretary and Director on May 24, 2017.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended November 30, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended November 30, 2019.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.

The following table sets forth, as of November 30, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common or Preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Romulus Barr 2382 Bartek Pl. North Port, FL 34289	8,000,000 shares of common stock / direct	56.54%
Anca Barr 2382 Bartek Pl. North Port, FL 34289	2,000,000 shares of common stock / direct	14.13%
Directors and Executive Officers as a Group	10,000,000 shares of common stock	70.67%
_________________
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

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles of Incorporation or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles of Incorporation or Bylaws, the operation of which would delay, defer, or prevent a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence
.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Item 14. Principal Accounting Fees and Services
.

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2019 and for fiscal year ended November 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2019	November 30, 2018
Audit Fees	$11,000	$7,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$7,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules
.

(a)	Financial Statements

(1)
The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

(2)
All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(b)	Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	August 23, 2018
3.2	By-Laws	S-1	3.2	August 23, 2018
(21)	Subsidiaries of the Registrant
21.1	Assisted 2 Live, Inc., a Florida corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 **	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: February 28, 2020	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 28, 2020	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Anca Barr
Dated: February 28, 2020	Anca Barr
Secretary and Director

ASSISTED 4 LIVING, INC.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2019 AND 2018

Table of Content

Pinnacle Accountancy Group of Utah
(a DBA of Heaton & Co., PLLC)
1438 N. Hwy 89, Ste. 120
Farmington, UT 84025
Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Assisted 4 Living, Inc.
North Port, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Assisted 4 Living, Inc. (the Company) as of November 30, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since January 2018.

Pinnacle Accountancy Group of Utah
Farmington, Utah
February 28, 2020

Table of Content

ASSISTED 4 LIVING, INC.
Consolidated Balance Sheets

	November 30,	November 30,
	2019	2018
ASSETS
Current Assets
Cash	$8,164	$21,019
Prepaid expense	1,690	-
Total Current Assets	9,854	21,019

TOTAL ASSETS	$9,854	$21,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$42,581	$2,881
Deferred revenue and customer deposits	6,700	-
Due to related parties	5,556	-
Total Current Liabilities	54,837	2,881

Total Liabilities	54,837	2,881

Stockholders’ Equity (Deficit)
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 14,150,000 and 13,050,000 shares issued and outstanding, respectively	1,415	1,305
Additional paid in capital	71,085	49,195
Accumulated deficit	(117,483)	(32,362)
Total Stockholders’ Equity (Deficit)	(44,983)	18,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,854	$21,019

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Content

ASSISTED 4 LIVING, INC.
Consolidated Statements of Operations

	Year Ended
	November 30,
	2019	2018

Revenue	$392,706	$18,700
Cost of service	(246,478)	-
Gross Profit	146,228	18,700

Operating Expenses:
General and administrative	184,254	21,178
Professional fees	45,090	24,487
Total operating expenses	229,344	45,665

Operating Loss	(83,116)	(26,965)

Other income (expense)
Interest expense, net	(2,005)	-
Total other expenses	(2,005)	-

Net loss before income taxes	(85,121)	(26,965)
Provision for income tax	-	-
Net Loss	$(85,121)	$(26,965)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	13,998,767	11,525,205

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Content

ASSISTED 4 LIVING, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended November 30, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2017	-	-	10,000,000	1,000	19,000	$(5,397)	$14,603
							-
Issuance of common shares for cash at $0.01 per share	-	-	3,050,000	305	30,195	-	30,500
Net loss	-	-	-	-	-	(26,965)	(26,965)
Balance - November 30, 2018	-	-	13,050,000	1,305	49,195	(32,362)	18,138

Issuance of common shares for cash at $0.02 per share	-	-	1,100,000	110	21,890	-	22,000
Net loss	-	-	-	-	-	(85,121)	(85,121)
Balance - November 30, 2019	-	$-	14,150,000	$1,415	$71,085	$(117,483)	$(44,983)

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Content

ASSISTED 4 LIVING, INC.
Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,121)	$(26,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	(1,690)	5,000
Accounts payable and accrued liabilities	39,700	1,697
Due to related parties	5,556	(950)
Deferred revenue and customer deposits	6,700	-
Net Cash Used in Operating Activities	(34,855)	(21,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,000	30,500
Net Cash Provided by Financing Activities	22,000	30,500

Net change in cash for the period	(12,855)	9,282
Cash at beginning of period	21,019	11,737
Cash at end of period	$8,164	$21,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Content

ASSISTED 4 LIVING, INC.
Notes to the Audited Consolidated Financial Statements
November 30, 2019 and 2018

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Assisted 4 Living, Inc., (“Assisted 4 Living,” “the Company,” “we” or “us”) was incorporated in the state of Nevada on May 24, 2017. It is based in North Port, Florida. The Company incorporated a wholly-owned subsidiary, “Assisted 2 Live, Inc.” in the state of Florida on June 15, 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

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

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2019, the Company has an accumulated deficit and has sustained a net loss.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”).

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary, Assisted 2 Live, Inc. All intercompany balances and transactions have been eliminated.

Table of Content

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $8,164 and $21,019 in cash and cash equivalents as of November 30, 2019 and 2018, respectively.

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, “
Fair Value Measurements and Disclosures,
” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2019 and 2018. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, due to related parties, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As at November 30, 2019 and 2018, the Company had no valuation allowance, nor accounts receivable.

Related Parties

The Company follows ASC 850, "
Related Party Disclosures,”
for the identification of related parties and disclosure of related party transactions (see Note 5).

Revenue R
ecognition

Effective January 1, 2018, the Company adopted ASC 606,
”Revenue from Contracts with Customers.”
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

Table of Content

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

Consulting services are invoiced monthly for assistance to third parties with operating and establishing an assisted living facility. As of November 30, 2019, the Company is focusing on their resident fees and do not expect to receive significant revenue from these services.

Concentrations

During the year ended November 30, 2019, there were no material concentrations.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "
Earnings per Share,”
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02,
“Leases”
(Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Table of Content

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2019 and 2018 consist of the following:

	November 30,	November 30,
	2019	2018
Trade accounts	$9,282	$2,881
Credit card	18,240	-
Accrued salary	14,724	-
Sales tax payable	335	-
Total	$42,581	$2,881

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of November 30, 2019 and 2018, the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended November 30, 2019, the Company issued to unaffiliated investors 1,100,000 shares of common stock at $0.02 per share for $22,000.

During the year ended November 30, 2018 the Company issued to unaffiliated investors 3,050,000 shares of common stock at $0.01 per share for $30,500.

As of November 30, 2019 and 2018, the Company had 14,150,000 and 13,050,000 common shares issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended November 30, 2019 and 2018, the Company paid officers and directors management fees of $20,360 and $0, respectively.

During the year ended November 30, 2019 and 2018, our CEO paid $5,556 and $0, respectively, for a property and liability insurance deposit on behalf of the Company, of which $5,556 remains payable to our CEO at November 30, 2019.

During the year ended November 30, 2018, the amount owed to the officer of $950 was fully repaid by the Company.

During the year ended November 30, 2019 and 2018, the Company paid consulting fees to a company controlled by our CEO, a total amount of $2,700 and $0, respectively.

The Company does not have employment contracts with its officers.

Table of Content

NOTE 6 – PROVISION FOR INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended November 30, 2018. The Company’s consolidated financial statements for the year ended November 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The reconciliation of income tax expense at the U.S. statutory rate of 21% in 2019 and the blended U.S. statutory rate of 34% in 2018, to the Company’s effective tax rate is as follows:

	November 30,	November 30,
	2019	2018
Income tax expense at statutory rate	$(17,875)	$(9,168)
Income tax adjustment	384	-
Effect of change in statutory rate	-	3,505
Change in valuation allowance	17,491	5,663
Income tax expense per books	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of November 30, 2019 and 2018 are as follows:

	November 30,	November 30,
	2019	2018
NOL Carryover	$24,267	$6,776
Valuation allowance	(24,267)	(6,776)
Net deferred tax asset	$-	$-

The Company has approximately $115,500 of net operating losses (“NOL”) generated from inception (May 24, 2017) to November 30, 2019 carried forward to offset taxable income in future years which expire commencing in fiscal 2037. NOLs generated in tax years prior to November 30, 2018, can be carryforward for twenty years, whereas NOLs generated after November 30, 2018 can be carryforward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of November 30, 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

Tax returns for the year ended 2017, 2018 and 2019 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended November 30, 2019.

NOTE 7 – COMMITMENT

On March 7, 2019, the Company entered into the commercial real estate lease agreement. The Company leases an adult living facility building for $3,713 monthly, from March 7, 2019 until January 7, 2020. The term may be extended at the sole discretion of the landlord.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

