Form 10-Q
period 2020-02-29
ASSISTED 4 LIVING, INC.
filed 2020-04-13
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

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

14,150,000 common shares issued and outstanding as of April 8, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.
INTERIM UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED FEBRUARY 29, 2020

ASSISTED 4 LIVING, INC.
Consolidated Balance Sheets
(Unaudited)

	February 29,	November 30,
	2020	2019
ASSETS
Current Assets
Cash	$4,737	$8,164
Prepaid expenses	—	1,690
Total Current Assets	4,737	9,854

TOTAL ASSETS	$4,737	$9,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$36,156	$42,581
Line of credit	12,339	—
Deferred revenue and customer deposits	800	6,700
Due to related parties	5,556	5,556
Total Current Liabilities	54,851	54,837

Total Liabilities	54,851	54,837

Stockholders’ Deficit
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding
Common stock: 100,000,000 shares authorized; $0.0001 par value 14,150,000 shares issued and outstanding	1,415	1,415
Additional paid in capital	71,085	71,085
Accumulated deficit	(122,614)	(117,483)
Total Stockholders’ Deficit	(50,114)	(44,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,737	$9,854

The accompanying notes are an integral part of these unaudited consolidated financial statements

ASSISTED 4 LIVING, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019

Revenue	$212,896	$4,500
Cost of service	(113,502)	—
Gross Profit	99,394	4,500

Operating Expenses:
General and administrative	92,313	5,352
Professional fees	12,225	8,615
Total operating expenses	104,538	13,967

Operating Loss	(5,144)	(9,467)

Other income (expense)
Interest expense, net	(803)	—
Other income	816	—
Total other expenses	13	—

Net loss before income taxes	(5,131)	(9,467)
Provision for income tax	—	—
Net Loss	$(5,131)	$(9,467)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	14,150,000	13,536,667

The accompanying notes are an integral part of these unaudited consolidated financial statements

ASSISTED 4 LIVING, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
For the Three Months Ended February 29, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2019	14,150,000	$1,415	$71,085	$(117,483)	$(44,983)

Net loss for the period	—	—	—	(5,131)	(5,131)
Balance - February 28, 2020	14,150,000	$1,415	$71,085	$(122,614)	$(50,114)

For the Three Months Ended February 28, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2018	13,050,000	$1,305	$49,195	$(32,362)	$18,138

Issuance of common shares at $0.02 per share	1,100,000	110	21,890	—	22,000
Net loss for the period	—	—	—	(9,467)	(9,467)
Balance - February 28, 2019	14,150,000	$1,415	$71,085	$(41,829)	$30,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,131)	$(9,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	1,690	—
Accounts payable and accrued liabilities	(6,425)	2,526
Deferred revenue and customer deposists	(5,900)	-
Net Cash Used in Operating Activities	(15,766)	(6,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	22,000
Net proceeds from line of credit	12,339	—
Net Cash Provided by Financing Activities	12,339	22,000

Net change in cash for the period	(3,427)	15,059
Cash at beginning of period	8,164	21,019
Cash at end of period	$4,737	$36,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ASSISTED 4 LIVING, INC.

Notes to the Consolidated Financial Statements

February 29, 2020

(Unaudited)

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

The Company operates as an assisted living consulting company that specializes in acquiring, licensing, staffing, and operating assisted living facilities (“ALF”). The Company offers clients that wish to enter the ALF field an opportunity to purchase and run its own center(s), and will also act as a referral agent for finding and placing clients that are in search of quality residential care. The Company will also offer a la carte consulting services such as submitting license applications, developing emergency plans, as well as other regulatory and compliance needs. The Company has operated its assisted living facility operation since March 1, 2019.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 29, 2020, the Company has an accumulated deficit.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 29, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended February 29, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 filed with the SEC on February 28, 2020.

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

Revenue Recognition

The Company follows ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income.

The new standard was effective for the Company on December 1, 2019, with early adoption permitted. The Company chose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 1, 2019 and will use the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before December 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company continues expensing leases that have a term of 12 months of less.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at February 29, 2020 and November 30, 2019 consist of the following:

	February 29,	November 30,
	2020	2019
Trade accounts	$11,632	$9,282
Credit card	18,569	18,240
Accrued salary	5,620	14,724
Sales tax payable	335	335
Total	$36,156	$42,581

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended February 29, 2020 and February 28, 2019, the Company incurred consulting fees from a company controlled by our CEO, in the total amount of $7,500 and $0, respectively.

The Company does not have employment contracts with its officers.

NOTE 5 – COMMITMENT

On March 7, 2019, the Company entered into the commercial real estate lease agreement. The Company leases an adult living facility building for $3,713 monthly, from March 7, 2019 until January 7, 2020. The term may be extended at the sole discretion of the landlord.

On January 8, 2020, the Company entered into the commercial real estate lease agreement. The Company leases an adult living facility building for $3,713 monthly, from January 8 until January 7, 2021.

Our lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

During the three months ended February 29, 2020 and February 28, 2019, the Company recorded rent expense of $11,139 and $0, respectively.

NOTE 6 – Subsequent Events

Subsequent to February 29, 2020, and through the date these financial statements were issued, the Company had no subsequent events to report.

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

General Overview

We were incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. Our Company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (“ALF”) industry. Our Company’s first target market will be Florida, and will operate within the State through our solely owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps that must be navigated to properly set up an ALF residence; including, but not limited to, licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our Company is designed to mentor prospective ALF clients and guide them through every step of the start-up process, working hand-in-hand with them to ensure that their facility begins operating properly and sustainably.

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

In growing the business solely from a consulting firm to also operating a physical brick and mortar facility, our Company seeks to diversify our business model and capitalize on opportunities, to expand our revnue stream, as they arise. Our Company will still assist outside clients that wish to start and operate their own facility, however, in securing our own physical location our Company can grow revenues, secure our foothold in a growing assisted living market, and use our location as a training center for new clients wishing to enter the field. Our Company is also actively searching for other nearby properties to convert into an assisted living facility, or that perhaps are already currently operating as an assisted living facility but need new management.

Our Company foresees utilizing this revised business model for the next number of years and intends to become more involved in the assisted living industry in the Southwest Florida market. Being located in Florida presents many opportunities for operating assisted living facilities, as well as potential consulting clients that wish to enter the assisted living facility operations field.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited interim financial statements for the three months ended February 29, 2020 and February 28, 2019, which are included in this report. On March 1, 2019, we commenced our operation of an assisted living facility (“ALF”) in Florida. Historical results will not reflect our current operations and will not be comparable to results of operations being reporting in the current period.

For the Three Months Ended February 29, 2020 Compared to the Three Months Ended February 28, 2019

	Three Months Ended
	February 29,
	2019	2018	Change
Revenue	$212,896	$4,500	$208,396
Cost of service	113,502	—	113,502
Operating expenses	104,538	13,967	90,571
Other expense	13	—	13
Net loss	$5,131	$9,467	$(4,336)

We recognized revenue of $212,896 for the three months ended February 29, 2020, compared to $4,500 for the three months ended February 28, 2019. The increase in revenue is due to commencing an ALF business in March 2019.

Cost of service is direct labor directly related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the three months ended February 29, 2020, our gross profit was $99,394 or 46.7%.

Operating expenses for the three months ended February 29, 2020 increased $90,571 from $13,967 for the three months ended February 28, 2019. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the new ALF operations.

Our net loss for the three months ended February 29, 2020 decreased $4,336 from $9,467 for the three months ended February 28, 2019.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of February 29, 2020, and November 30, 2019, respectively.

Working Capital

	February 29,	November 30,
	2020	2019	Change
Cash	$4,737	$8,164	$(3,427)

Current Assets	$4,737	$9,854	$(5,117)
Current Liabilities	54,851	54,837	14
Working Capital (Deficiency)	$(50,114)	$(44,983)	$(5,131)

As at February 29, 2020, and November 30, 2019, our Company’s current assets were $4,737 and $9,854 respectively.

As at February 29, 2020, current assets consisted solely of cash. The decrease in current asset is due to a decrease in cash and prepaid expense.

As at February 29, 2020, our Company had current and total liabilities of $54,851, compared with current and total liabilities of $54,837 as at November 30, 2019. As at February 29, 2020, liabilities consisted of $36,156 accounts payable, $12,339 line of credit, deferred revenue $800 and $5,556 payable to an officer of our Company. As at November 30, 2019, liabilities consisted of $42,581 accounts payable, deferred revenue and customer deposits $6,700 and $5,556 payable to an officer of our Company.

As of February 29, 2020, our working capital deficiency increased $5,131, primarily due to a decrease in current assets.

Cash Flows

	Three Months Ended
	February 29,	February 28,
	2020	2019	Change
Cash used in operating activities	$15,766	$(6,941)	$(8,825)
Cash provided by (used in) investing activities	—	—	—
Cash provided by financing activities	12,339	$22,000	(9,661)
Net change in cash for period	$(3,427)	$15,059	$(18,486)

Cash Flow from Operating Activities

During the three months ended February 29, 2020, our Company used $15,766 in cash from operating activities, compared to $6,941 cash used in operating activities during the nine months ended February 28, 2019. The cash used from operating activities for the three months ended February 29, 2020, was attributed to net loss of $5,131, which was increased by a net change in working capital of $10,635. The cash used from operating activities for the three months ended February 28, 2019, was attributed to net loss of $9,467, which was reduced by a net change in working capital of $2,526.

Cash Flow from Financing Activities

During the nine months ended February 29, 2020, we received net proceeds of $12,339 from a bank line of credit. During the three months ended February 28, 2019, we received $22,000 from the issuance of 1,100,000 shares of common stock to investors

Off-Balance Sheet Arrangements

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	3.1	August 23,2018
3.2	By-Laws	S-1	3.2	August 23,2018
(21)	Subsidiaries of the Registrant
21.1	Assisted 2 Live, Inc., a Florida corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: April 13, 2020	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

