Form 10-Q
period 2020-05-31
ASSISTED 4 LIVING, INC.
filed 2020-07-15
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

14,150,000 common shares issued and outstanding as of July 14, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

INTERIM UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2020

ASSISTED 4 LIVING, INC.

Consolidated Balance Sheets

(Unaudited)

	May 31,	November 30,
	2020	2019
ASSETS
Current Assets
Cash	$24,961	$8,164
Prepaid expense	-	1,690
Total Current Assets	24,961	9,854

Right of use asset	38,988	-
TOTAL ASSETS	$63,949	$9,854

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$46,084	$42,581
Line of credit	9,867	-
Loan payable	20,590	-
Deferred revenue and customer deposits	10,000	6,700
Lease liability	36,988	-
Due to related parties	6,006	5,556
Total Current Liabilities	129,535	54,837

Total Liabilities	129,535	54,837

Stockholders' Deficit
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 14,150,000 shares issued and outstanding	1,415	1,415
Additional paid in capital	71,085	71,085
Accumulated deficit	(138,086)	(117,483)
Total Stockholders' Deficit	(65,586)	(65,586)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,949	$63,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2020	2019	2020	2019

Revenue	$224,504	$97,576	$437,400	$102,076
Cost of service	(120,040)	(62,445)	(233,542)	(62,445)
Gross profit	104,464	35,131	203,858	39,631

Operating Expenses:
General and administrative	102,314	58,289	194,627	63,641
Professional fees	16,906	22,887	29,131	31,502
Total operating expenses	119,220	81,176	223,758	95,143

Operating Loss	(14,756)	(46,045)	(19,900)	(55,512)

Other income (expense)
Interest expense	(716)	(249)	(716)	(249)
Other income	-	-	816	-
Total other expense	(716)	(249)	(703)	(249)

Net loss before income taxes	(15,472)	(46,294)	(20,603)	(55,761)
Provision for income tax	-	-	-	-
Net Loss	$(15,472)	$(46,294)	$(20,603)	$(55,761)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	14,150,000	14,150,000	14,150,000	13,846,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Six Months Ended May 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2019	14,150,000	$1,415	$71,085	$(117,483)	$(44,983)

Net loss for the period	-	-	-	(5,131)	(5,131)
Balance - February 29, 2020	14,150,000	$1,415	$71,085	$(122,614)	$(50,114)

Net loss for the period	-	-	-	(15,472)	(15,472)
Balance - May 31, 2020	14,150,000	$1,415	$71,085	$(138,086)	$(65,586)

For the Three and Six Months Ended May 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2018	13,050,000	$1,305	$49,195	$(32,362)	$18,138

Issuance of common shares at $0.02 per share	1,100,000	110	21,890	-	22,000
Net loss for the period	-	-	-	(9,467)	(9,467)
Balance - February 28, 2019	14,150,000	$1,415	$71,085	$(41,829)	$30,671

Net loss for the period	-	-	-	(46,294)	(46,294)
Balance - May 31, 2019	14,150,000	$1,415	$71,085	$(88,123)	$(15,623)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,603)	$(55,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	450	5,556
Changes in current assets and liabilities:
Prepaid expenses	1,690	(5,556)
Prepayment of right of use asset	(2,000)	-
Accounts payable and accrued liabilities	3,503	24,836
Deferred revenue and customer deposits	3,300	-
Net cash used in operating activities	(13,660)	(30,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	22,000
Proceeds from loan payable	20,590	-
Line of credit, net	9,867	-
Net cash provided by financing activities	30,457	22,000

Net change in cash for the period	16,797	(8,925)
Cash at beginning of period	8,164	21,019
Cash at end of period	$24,961	$12,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right of use asset and lease liability	$42,253	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Consolidated Financial Statements

May 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Assisted 4 Living, Inc., (“Assisted 4 Living,” “A4L,” “the Company,” “we” or “us”) was incorporated in the state of Nevada on May 24, 2017 and is based in North Port, Florida. The Company incorporated a wholly-owned subsidiary, Assisted 2 Live, Inc. (“A2L”) in the state of Florida on June 15, 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is November 30.

The Company operates as an assisted living consulting company that specializes in acquiring, licensing, staffing, and operating Assisted Living Facilities (“ALF”). The Company offers clients that wish to enter the ALF field an opportunity to purchase and run its own center(s), and will also act as a referral agent for finding and placing clients that are in search of quality residential care. The Company will also offer a la carte consulting services such as submitting license applications, developing emergency plans, as well as other regulatory and compliance needs. The Company has operated its ALF operation since March 1, 2019.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2020, the Company has an accumulated deficit.

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

C0VID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, as well as its residential and consulting clients.

While COVID-19 has not, to date, negatively impacted the Company’s revenues, the virus outbreak has materially impacted the operations of the Company’s ALF operated by its subsidiary A2L and may in the future impact A4L’s ALF and consulting businesses and revenues generated therefrom.

The Company’s ALF, operated by its subsidiary A2L, has, in response to COVID-19 and governmental guidance in response thereto, implemented safety precautions, and operational requirements, to protect the facility’s employees, residents and third-party products and service providers.  Included among these precautions and requirements are the increased use of personal protective equipment, cleaning and sanitizing of the facility, and a restriction on visitors to the facility.

It is too early to know whether or not COVID-19 will materially affect the revenues generated by the Company from its ALF business.  Increased safety and operational guidance and/or regulations may have a material impact on the operating costs related to the Company’s ALF.  Such increased operating costs may or may not be offset by increased charges related thereto.  Furthermore, the contraction of COVID-19 by any employees or residents of the Company’s ALF, and any resulting negative health consequences arising therefrom, may have a materially negative affect on the Company’s ability to continue generating revenues from its ALF and could, in extreme cases result in the Company closing down its ALF due to safety and/or liability concerns.

The Company’s evaluations of its practices, procedures and operations, related to COVID-19, is ongoing and additional updates to policies, procedures and operations will occur as best practices are adopted and the Company deems necessary or advisable, or as further governmental guidance or regulations are implemented.

It is also too early to tell how COVID-19 will impact the Company’s consulting business.  The ongoing presence of COVID-19 and/or governmental regulatory response thereto may discourage potential clients from entering the ALF market, which would likely have a materially negative impact on the Company’s consulting business.  However, the continued presence of COVID-19 and/or governmental regulatory response thereto may increase demand for the Company’s expertise and consulting services to assist ALF businesses in complying with regulatory requirements and best practices.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended May 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 filed with the SEC on February 28, 2020.

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

Revenue Recognition

The Company follows ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The five step model defined by ASC 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied.

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

Leases

In February 2016, the FASB established Topic 842, “Leases,” by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight- line basis over the lease term in our consolidated statement of income.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at May 31, 2020 and November 30, 2019 consist of the following:

	May 31,	November 30,
	2020	2019
Trade accounts	$16,002	$9,282
Credit card	17,376	18,240
Accrued salary	12,371	14,724
Sales tax payable	335	335
	$46,084	$42,581

NOTE 4 – LOAN PAYABLE

On May 4, 2020, the Company received a $20,590 loan (the “PPP Loan”) pursuant to the Paycheck Protection Program established under the Cares Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note issued pursuant to the PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2020 and 2019, the Company incurred consulting fees from a company controlled by our CEO, in the total amount of $14,000 and $0, respectively.

During the six months ended May 31, 2020 and 2019, the Company paid salaries to our two officers, one of which is our controlling shareholder, $0 and $9,420, respectively.

During the six months ended May 31, 2020 and 2019, our CEO paid a total amount of $450 for legal fees and $5,556 for property and liability insurance deposits, on behalf of the Company, respectively.

The Company does not have employment contracts with its officers.

NOTE 6 – LEASE

On March 7, 2019, the Company entered into a commercial real estate lease agreement. The Company leases an adult living facility building for $3,713 monthly, from March 7, 2019 until January 7, 2020. The term may be extended at the sole discretion of the landlord.

On January 8, 2020, the Company renewed the commercial real estate lease agreement. The Company leases an adult living facility building for $3,713 monthly, from January 8 until May 1, 2020, replaced by our new agreement on May 1, 2020 . The Company expensed leases that have a term of 12 months or less.

On May 1, 2020, the Company entered into a new commercial real estate lease agreement. The Company leases an adult living facility building for $3,265 monthly, from May 1, 2020 until May 31, 2021.  As a result, the Company recognized right of use assets (“ROU Asset”) and lease liability of $42,253.

In accordance with ASC 842, the Company record operation lease ROU assets and lease liabilities as follows;

	May 31,	November 30,
	2020	2019
ROU asset	$38,988	$-
	May 31,	November 30,
Operating lease liability	2020	2019
Current	$36,988	$-
Non-Current	-	-
	$36,988	$-

Information associated with the measurement of our remaining operating lease obligations as of April 30, 2020 is as follows:

Remaining lease term	1.00 year
Discount rate	1.00%

Future minimum lease payments under operating leases at May 31, 2020 were as follows:

Remainder of 2020	$19,590
2021	17,590
Thereafter	-
Total	37,180
Less: Imputed interest	(192)
Operating lease liabilities	$36,988

During the six months ended May 31, 2020 and May 31, 2019, the Company recorded rent expense of $21,832 and $11,140, respectively.

NOTE 7 – Subsequent Events

Subsequent to May 31, 2020, and through the date these financial statements were issued, the Company had no subsequent events to report.

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

General Overview

We were incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. Our Company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (“ALF”) industry. Our Company’s first target market is Florida, and operates an assisted living facility within the State through our solely owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps that must be navigated to properly set up an ALF residence; including, but not limited to, licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our Company is designed to mentor prospective ALF clients and guide them through every step of the start-up process, working hand-in-hand with them to ensure that their facility begins operating properly and sustainably.

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

Our Company leases the assisted living facility premises from a third-party landlord and is contracted to pay monthly rent of $3,265. We possess all of our State and County accreditations (licenses) to run the facility for the next 2 years.

In growing the business solely from a consulting firm to also operating a physical brick and mortar facility, our Company seeks to diversify our business model and capitalize on opportunities, to expand our revenue stream, as they arise. Our Company will still assist outside clients that wish to start and operate their own facility; however, in securing our own physical location our Company can grow revenues, secure our foothold in a growing assisted living market, and use our location as a training center for new clients wishing to enter the field. Our Company is also actively searching for other nearby properties to convert into an assisted living facility, or that perhaps are already currently operating as an assisted living facility but need new management.

Our Company foresees utilizing this revised business model for the next number of years and intends to become more involved in the assisted living industry in the Southwest Florida market. Being located in Florida presents many opportunities for operating assisted living facilities, as well as potential consulting clients that wish to enter the assisted living facility operations field.

Results of Operations

C0VID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, as well as its residential and consulting clients.

While COVID-19 has not, to date, negatively impacted the Company’s revenues, the virus outbreak has materially impacted the operations of the Company’s ALF operated by its subsidiary A2L and may in the future impact A4L’s ALF and consulting businesses and revenues generated therefrom.

The Company’s ALF, operated by its subsidiary A2L, has, in response to COVID-19 and governmental guidance in response thereto, implemented safety precautions, and operational requirements, to protect the facility’s employees, residents and third-party products and service providers.  Included among these precautions and requirements are the increased use of personal protective equipment, cleaning and sanitizing of the facility, and a restriction on visitors to the facility.

It is too early to know whether or not COVID-19 will materially affect the revenues generated by the Company from its ALF business.  Increased safety and operational guidance and/or regulations may have a material impact on the operating costs related to the Company’s ALF.  Such increased operating costs may or may not be offset by increased charges related thereto.  Furthermore, the contraction of COVID-19 by any employees or residents of the Company’s ALF, and any resulting negative health consequences arising therefrom, may have a materially negative affect on the Company’s ability to continue generating revenues from its ALF and could, in extreme cases result in the Company closing down its ALF due to safety and/or liability concerns.

The Company’s evaluations of its practices, procedures and operations, related to COVID-19, is ongoing and additional updates to policies, procedures and operations will occur as best practices are adopted and the Company deems necessary or advisable, or as further governmental guidance or regulations are implemented.

It is also too early to tell how COVID-19 will impact the Company’s consulting business.  The ongoing presence of COVID-19 and/or governmental regulatory response thereto may discourage potential clients from entering the ALF market, which would likely have a materially negative impact on the Company’s consulting business.  However, the continued presence of COVID-19 and/or governmental regulatory response thereto may increase demand for the Company’s expertise and consulting services to assist ALF businesses in complying with regulatory requirements and best practices.

The following summary of our operations should be read in conjunction with our unaudited interim financial statements for the six months ended May 31, 2020 and 2019, which are included in this report. On March 1, 2019, we commenced our operation of an assisted living facility (“ALF”) in Florida. Historical results will not reflect our current operations and will not be comparable to results of operations being reporting in the current period.

For the Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019

	Three Months Ended
	May 31,
	2020	2019	Change
Revenue	$224,504	$97,576	$126,928
Cost of service	120,040	62,445	57,595
Operating expenses	119,220	81,176	38,044
Other expense	716	249	467
Net loss	$(15,472)	$(46,294)	$30,822

We recognized revenue of $224,504 for the three months ended May 31, 2020, compared to $97,576 for the three months ended May 31, 2019. The increase in revenue is due to commencing an ALF business in March 2019.

Cost of service is direct labor directly related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the three months ended May 31, 2020, our gross profit was $104,464 or 46.5%. The increase in gross profit is primarily due to an increase in customer to staff ratio, from an increased customer care base.

Operating expenses for the three months ended May 31, 2020 increased to $119,220 from $81,176 for the three months ended May 31, 2019. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the ALF operations.

Our net loss for the three months ended May 31, 2020 decreased to $15,472 from $46,294 for the three months ended May 31, 2019 as a net result of the factors mentioned above.

For the Six Months Ended May 31, 2020 Compared to the Six Months Ended May 31, 2019

	Six Months Ended
	May 31,
	2020	2019	Change
Revenue	$437,400	$102,076	$335,324
Cost of service	233,542	62,445	171,097
Operating expenses	223,758	95,143	128,615
Total other expense	703	249	454
Net loss	$20,603	$55,761	$(35,158)

We recognized revenue of $437,400 for the six months ended May 31, 2020, compared to $102,076 for the six months ended May 31, 2019. The increase in revenue is due to commencing an ALF business in March 2019.

Cost of service is direct labor directly related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the six months ended May 31, 2020, our gross profit was $203,858 or 46.6%. The increase in gross profit is primarily due to a decrease in a percentage of salary and wage resulting of an increase in our customers.

Operating expenses for the six months ended May 31, 2020 increased to $223,758 from $95,143 for the six months ended May 31, 2019. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the ALF operations.

Our net loss for the six months ended May 31, 2020 decreased $20,603 from $55,761 for the six months ended May 31, 2019, due to the net result of the factors mentioned above.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of May 31, 2020 and November 30, 2019.

Working Capital

	May 31,	November 30,
	2020	2019	Change
Cash	$24,961	$8,164	$16,797

Current Assets	$24,961	$9,854	$15,107
Current Liabilities	129,535	54,837	74,698
Working Capital (Deficiency)	$(104,574)	$(44,983)	$(59,591)

As at May 31, 2020 and November 30, 2019, our Company’s current assets were $24,961 and $9,854, respectively.

As at May 31, 2020, current assets consisted solely of cash.

As at May 31, 2020, our Company had current and total liabilities of $129,535, compared with current and total liabilities of $54,837 as at November 30, 2019. As at May 31, 2020, liabilities consisted of $46,084 accounts payable, $20,590 loan payable, $9,867 line of credit, deferred revenue $10,000, lease liability $36,988 and $6,006 payable to an officer of our Company. As at November 30, 2019, liabilities consisted of $42,581 accounts payable, deferred revenue and customer deposits $6,700 and $5,556 payable to an officer of our Company.

As of May 31, 2020, our working capital deficiency increased to $104,574, primarily due to an increase in current liability.

Cash Flows

	Six Months Ended
	May 31,
	2020	2019	Change
Cash used in operating activities	$(13,660)	$(30,925)	$17,265
Cash provided by investing activities	-	-	-
Cash provided by financing activities	30,457	22,000	8,457
Net change in cash for period	$16,797	$(8,925)	$25,722

Cash Flow from Operating Activities

During the six months ended May 31, 2020, our Company used $13,660 in cash from operating activities, compared to $30,925 cash used in operating activities during the six months ended May 31, 2019. The cash used from operating activities for the six months ended May 31, 2020, was attributed to net loss of $20,603, which was increased by a net change in working capital of $6,943. The cash used from operating activities for the six months ended May 31, 2019, was attributed to net loss of $55,761, which was reduced by a net change in working capital of $24,836.

Cash Flow from Financing Activities

During the six months ended May 31, 2020, we received net proceeds of $9,867 from a bank line of credit and $20,590 from Paycheck Protection Program loan. During the six months ended May 31, 2019, we received $22,000 from the issuance of 1,100,000 shares of common stock to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: July 15, 2020	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

