Form 10-Q
period 2020-08-31
ASSISTED 4 LIVING, INC.
filed 2020-10-13
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2020

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

14,150,000 common shares issued and outstanding as of October 13, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

INTERIM UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2020

ASSISTED 4 LIVING, INC.

Consolidated Balance Sheets

(Unaudited)

	August 31,	November 30,
	2020	2019
ASSETS
Current Assets
Cash	$23,753	$8,164
Accounts receivable	200	-
Prepaid expense and other current assets	2,500	1,690
Total Current Assets	26,453	9,854

Right of use asset	29,277	-
TOTAL ASSETS	$55,730	$9,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$54,864	$42,581
Line of credit	7,395	-
Loan payable	20,590	-
Deferred revenue and customer deposits	-	6,700
Lease liability	27,277	-
Due to related parties	6,006	5,556
Total Current Liabilities	116,132	54,837

Total Liabilities	116,132	54,837

Stockholders’ Deficit
Preferred stock: 25,000,000 shares authorized; 0.0001 par value
no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value
14,150,000 shares issued and outstanding	1,415	1,415
Additional paid in capital	71,085	71,085
Accumulated deficit	(132,902)	(117,483)
Total Stockholders’ Deficit	(60,402)	(44,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,730	$9,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2020	2019	2020	2019

Revenue	$223,153	$139,092	$660,553	$241,168
Cost of service	121,309	76,594	354,851	139,039
Gross profit	101,844	62,498	305,702	102,129

Operating Expenses:
General and administrative	78,781	71,621	273,408	135,262
Professional fees	17,458	4,483	46,589	35,985
Total operating expenses	96,239	76,104	319,997	171,247

Operating Income (Loss)	5,605	(13,606)	(14,295)	(69,118)

Other income (expense)
Interest expense	(421)	(895)	(1,940)	(1,144)
Other income	-	-	816	-
Total other expense	(421)	(895)	(1,124)	(1,144)

Net Income (Loss) before income taxes	5,184	(14,501)	(15,419)	(70,262)
Provision for income tax	-	-	-	-
Net Income (Loss)	$5,184	$(14,501)	$(15,419)	$(70,262)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	14,150,000	14,150,000	14,150,000	13,948,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine months ended August 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2019	14,150,000	$1,415	$71,085	$(117,483)	$(44,983)

Net loss for the period	-	-	-	(5,131)	(5,131)
Balance - February 29, 2020	14,150,000	$1,415	$71,085	$(122,614)	$(50,114)

Net loss for the period	-	-	-	(15,472)	(15,472)
Balance - May 31, 2020	14,150,000	$1,415	$71,085	$(138,086)	$(65,586)

Net income for the period	-	-	-	5,184	5,184
Balance, August 31, 2020	14,150,000	$1,415	$71,085	$(132,902)	$(60,402)

For the Three and Nine Months Ended August 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2018	13,050,000	$1,305	$49,195	$(32,362)	$18,138

Issuance of common shares at $0.02 per share	1,100,000	110	21,890	-	22,000
Net loss for the period	-	-	-	(9,467)	(9,467)
Balance - February 28, 2019	14,150,000	$1,415	$71,085	$(41,829)	$30,671

Net loss for the period	-	-	-	(46,294)	(46,294)
Balance - May 31, 2019	14,150,000	$1,415	$71,085	$(88,123)	$(15,623)

Net loss for the period	-	-	-	(14,501)	(14,501)
Balance, August 31, 2019	14,150,000	$1,415	$71,085	$(102,624)	$(30,124)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,419)	$(70,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	450	5,556
Changes in current assets and liabilities:
Accounts receivable	(200)	-
Prepaid expenses and other current assets	(810)	-
Prepayment of right of use asset	(2,000)	-
Accounts payable and accrued liabilities	12,283	31,531
Deferred revenue and customer deposits	(6,700)	1,500
Net cash used in operating activities	(12,396)	(31,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	22,000
Proceeds from loan payable	20,590	-
Line of credit, net	7,395	-
Net cash provided by financing activities	27,985	22,000

Net change in cash for the period	15,589	(9,675)
Cash at beginning of period	8,164	21,019
Cash at end of period	$23,753	$11,344

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right of use asset and lease liability	$42,253	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Consolidated Financial Statements

August 31, 2020

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2020, the Company has an accumulated deficit.

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

COVID-19

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of August 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended August 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 filed with the SEC on February 28, 2020.

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

The new standard was effective for the Company on December 1, 2019, with early adoption permitted. The Company could chose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 1, 2019 and will use the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before December 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company expenses leases that have a term of 12 months of less.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2020 and November 30, 2019 consist of the following:

	August 31,	November 30,
	2020	2019
Trade accounts	$19,923	$9,282
Credit card	16,829	18,240
Accrued salary	17,777	14,724
Sales tax payable	335	335
	$54,864	$42,581

NOTE 4 – LOAN PAYABLE

On May 4, 2020, the Company received a $20,590 loan pursuant to the Paycheck Protection Program established under the Cares Act (the “PPP Loan”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2020 and 2019, the Company incurred consulting fees from a company controlled by our CEO, in the total amount of $20,000 and $900, respectively.

During the nine months ended August 31, 2020 and 2019, the Company paid salaries to our two officers, one of which is our controlling shareholder, $0 and $18,920, respectively.

During the nine months ended August 31, 2020 and 2019, our CEO paid a total amount of $450 for legal fees and $5,556 for property and liability insurance deposits, on behalf of the Company, respectively.

The Company does not have employment contracts with its officers.

NOTE 6 – LEASE

On March 7, 2019, the Company entered into a commercial real estate lease agreement for its adult living facility. The initial terms were $3,713 monthly for the period of March 7, 2019 until January 7, 2020.

On January 8, 2020, the Company renewed its adult living facility lease agreement through May 1, 2020, on which date the Company entered into a new commercial real estate lease agreement. The revised terms are $3,265 monthly payments from May 1, 2020 until May 31, 2021. As a result, the Company recognized a right of use asset (“ROU Asset”) and lease liability of $42,253.

In accordance with ASC 842, the Company recorded an operating lease ROU Asset and lease liability as follows:

	August 31,	November 30,
	2020	2019
ROU asset	$29,277	$-

	August 31,	November 30,
Operating lease liability	2020	2019
Current	$27,277	$-
Non-Current	-	-
	$27,277	$-

Information associated with the measurement of our remaining operating lease obligations as of August 31, 2020 is as follows:

Remaining lease term	0.75 year
Discount rate	1.00%

Future minimum lease payments under operating leases at August 31, 2020 were as follows:

Remainder of 2020	$9,795
2021	17,590
Thereafter	-
Total	27,385
Less: Imputed interest	(108)
Operating lease liability	$27,277

During the nine months ended August 31, 2020 and 2019, the Company recorded rent expense of $31,570 and $22,280, respectively.

NOTE 7 – Subsequent Events

Subsequent to August 31, 2020, and through the date these financial statements were issued, the Company had no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we,” “us,” “our” and “our Company” mean Assisted 4 Living, Inc. (“A4L” or the “Company”), and our wholly-owned subsidiary, Assisted 2 Live, Inc. a Florida corporation, unless otherwise indicated.

General Overview

We were incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. Our Company has positioned itself as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (“ALF”) industry. Our Company’s first target market is Florida, and operates an assisted living facility within the State through our solely-owned subsidiary Assisted 2 Live, Inc. The goal being to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the assisted living field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps that must be navigated to properly set up an ALF residence; including, but not limited to, licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our Company is designed to mentor prospective ALF clients and guide them through every step of the start-up process, working hand-in-hand with them to ensure that their facility begins operating properly and sustainably.

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

COVID-19

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

The following summary of our operations should be read in conjunction with our unaudited interim financial statements for the nine months ended August 31, 2020 and 2019, which are included in this report. On March 1, 2019, we commenced our operation of an assisted living facility (“ALF”) in Florida. Historical results will not reflect our current operations and will not be comparable to results of operations being reporting in the current period.

For the Three Months Ended August 31, 2020 Compared to the Three Months Ended August 31, 2019

	Three Months Ended
	August 31,
	2020	2019	Change
Revenue	$223,153	$139,092	$84,061
Cost of service	121,309	76,594	44,715
Operating expenses	96,239	76,104	20,135
Other expense	421	895	(474)
Net income (loss)	$5,184	$(14,501)	$19,685

We recognized revenue of $223,153 for the three months ended August 31, 2020, compared to $139,092 for the three months ended August 31, 2019. The increase in revenue is due to commencing an ALF business in March 2019.

Cost of service is direct labor directly related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the three months ended August 31, 2020, our gross profit was $101,844 or 45.6%. The increase in gross profit is primarily due to an increase in customer to staff ratio, from an increased customer care base.

Operating expenses for the three months ended August 31, 2020 increased to $96,239 from $76,104 for the three months ended August 31, 2019. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the ALF operations.

Our net income for the three months ended August 31, 2020 increased to $5,184 from a net loss of $14,501 for the three months ended August 31, 2019 as a net result of the factors mentioned above.

For the Nine months ended August 31, 2020 Compared to the Nine months ended August 31, 2019

	Nine Months Ended
	August 31,
	2020	2019	Change
Revenue	$660,553	$241,168	$419,385
Cost of service	354,851	139,039	215,812
Operating expenses	319,997	171,247	148,750
Other expense	1,124	1,144	(20)
Net loss	$15,419	$70,262	$(54,843)

We recognized revenue of $660,553 for the nine months ended August 31, 2020, compared to $241,168 for the nine months ended August 31, 2019. The increase in revenue is due to commencing an ALF business in March 2019.

Cost of service is direct labor related to the operations of our assisted living facility. Cost of service expenses commenced with the operations of our ALF. For the nine months ended August 31, 2020, our gross profit was $305,702 or 46.3%. The increase in gross profit is primarily due to a decrease in a percentage of salary and wage resulting of an increase in our customers.

Operating expenses for the nine months ended August 31, 2020 increased to $319,997 from $171,247 for the nine months ended August 31, 2019. Our increase in operating expenses were primarily due to increased general and administrative expenses related to the ALF operations.

Our net loss for the nine months ended August 31, 2020 decreased to $15,419 from $70,262 for the nine months ended August 31, 2019, due to the net result of the factors mentioned above.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of August 31, 2020 and November 30, 2019.

Working Capital

	August 31,	November 30,
	2020	2019	Change
Cash	$23,753	$8,164	$15,589

Current Assets	$26,453	$9,854	$16,599
Current Liabilities	116,132	54,837	61,295
Working Capital (Deficiency)	$(89,679)	$(44,983)	$(44,696)

As at August 31, 2020 and November 30, 2019, our Company’s current assets were $26,453 and $9,854, respectively.

As at August 31, 2020, current assets consisted of cash, accounts receivable, and prepaid expenses and other current asset.

At August 31, 2020, our Company had current and total liabilities of $116,132, compared with current and total liabilities of $54,837 at November 30, 2019. As of August 31, 2020, liabilities consisted of $54,864 accounts payable and accrued liabilities, $20,590 loan payable, $7,395 line of credit, lease liability $27,277 and $6,006 payable to an officer of our Company. As of November 30, 2019, liabilities consisted of $42,581 accounts payable and accrued liabilities, deferred revenue and customer deposits $6,700 and $5,556 payable to an officer of our Company.

As of August 31, 2020, our working capital deficiency increased to $89,679, primarily due to an increase in current liability.

Cash Flows

	Nine Months Ended
	August 31,
	2020	2019	Change
Cash used in operating activities	$12,396	$31,675	$(19,279)
Cash provided by (used in) investing activities	-	-	-
Cash provided by financing activities	27,985	22,000	5,985
Net change in cash for period	$15,589	$(9,675)	$25,264

Cash Flow from Operating Activities

During the nine months ended August 31, 2020, our Company used $12,396 in cash from operating activities, compared to $31,675 cash used in operating activities during the nine months ended August 31, 2019. The cash used from operating activities for the nine months ended August 31, 2020, was attributed to net loss of $15,419, which was reduced by expense paid by a related party of $450 and a net change in current assets and liability of $2,573. The cash used from operating activities for the nine months ended August 31, 2019, was attributed to net loss of $70,262, which was reduced by a net change in working capital of $38,587.

Cash Flow from Financing Activities

During the nine months ended August 31, 2020, we received net proceeds of $7,395 from a bank line of credit and $20,590 from Paycheck Protection Program loan. During the nine months ended August 31, 2019, we received $22,000 from the issuance of 1,100,000 shares of common stock to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: October 13, 2020	/s/ Romulus Barr
Romulus Barr
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

