Form 10-K
period 2020-11-30
ASSISTED 4 LIVING, INC.
filed 2021-03-01
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 Energy Court, Suite 201 Sarasota, FL	34240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 609-1169

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on May 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $83,000, based on the closing stock price.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

28,690,000 common shares as of February 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events, or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business.

 General Overview

As used in this current report and unless otherwise indicated, the terms the “Company,” “A4L,” “we”, “us” and “our” mean Assisted 4 Living, Inc., a Nevada corporation, and our wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation (“A2L”), unless otherwise indicated.

We were incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. We have positioned ourselves as a go-to resource for individuals or private groups that wish to enter and operate within the Assisted Living Facility (“ALF”) industry. Our current market is Florida, and we operate within the State through our wholly-owned subsidiary A2L, which was incorporated on June 15, 2017. Our goal is to use Florida as a test market to streamline our consulting processes and ultimately transition to a national company in the ALF field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There are a myriad of steps that must be navigated to properly set up an ALF operation; including, but not limited to, licensing, complying with building codes, medical care requirements, staffing and industry regulations. Our business model is to mentor prospective ALF clients and guide them through every step of the start-up process, working hand-in-hand with them to ensure that their facility gets off to a proper and sustainable start.

Our Current Business

Our key philosophy is to facilitate the growth of residences that offer a stimulating environment, and provide care that empowers seniors (and young people in specific circumstances) to live an independent and fulfilling life, while also providing the residents assistance with their housekeeping, transportation, medical, personal hygiene, dressing and cooking needs.

Through the experience of the principal officers of A2L, we provide a resource for anyone wishing to do business in the ALF field. We guide clients through every stage of the organizational and licensing process required towards establishing an ALF. We can also assist in the operation of a new ALF in conjunction with the owners to ensure that the facilities are established and functioning smoothly, from physical site planning to optimizing care levels and strategies for the various populations in need.

We charge a fee for these services, whereby a prospective ALF operator can choose the specific area of expertise in which they require developmental assistance and pay according to incremental needs. Clients can simply opt for consultation in licensing, or physical space configuration, staffing requirements and certifications, resident referrals, or other details of the ALF environment. We offer a full range of services and options, from isolated consultations to an option whereby we will set-up and walk clients through every step of the ALF process, and oversee the project for six months to ensure a smooth emergence into the marketplace.

In addition to acting as a facilitator of ALF projects and related services, we manage the day-to-day operations of a 32-bed assisted living project in Punta Gorda, Florida through A2L.

Our principal executive office is located at 6801 Energy Court, Suite 201 Sarasota, Florida 34240 and our telephone number is (888) 609-1169. Our corporate website is www.assisted4living.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Principal Products, Services and Their Markets

We are a facilitator of ALF projects and related services. We are a resource for private individuals or groups that wish to enter and operate within the ALF industry. Our current market is Florida, and we operate within the State through our wholly-owned subsidiary, A2L. Our strategy is to use Florida as a test market to better define our consulting processes, and ultimately become a national presence in the ALF field. The barriers to entering the ALF space are considerable and require a detailed understanding of each State’s regulatory environment and processes. There is a myriad of steps to properly set up an ALF residence, including, but not limited to licensing, building codes, medical care requirements, staffing and industry regulations. We are designed to mentor prospective ALF clients and assist them through every step of the start-up process, working with them to ensure that their facility gets off to a proper and sustainable start.

The ALF industry is rapidly growing, and the skewed demographics of the current aging population will only further propel interest in this industry. The number of potential ALF residents is expected to grow as our aging population reaches the point where they begin to experience declines in their various physical, intellectual, social and mental abilities, and overall health. ALF residences offer people with mild health problems a uniquely supportive environment in which to live, being tailored to provide a ‘home-like’ atmosphere where residents enjoy all their familiar comforts, with the advantage of being in a stimulating social community and not an ‘institutionalized’ feel. Additionally, however, they may also receive supplemental medical supervision and minor medical care, alongside the essentials for daily-living help.

When we took over the day-to-day operations of the 32-bed facility in Punta Gorda, we expanded on our original consulting mandate and adapted to include the management of a physical operation. We can now bring prospective and actual clients into an operating facility to demonstrate and instruct on the various aspects of operating an ALF.

Distribution Methods

Potential clients discover our services through two primary channels: the first is through referrals generated from an informal network of industry contacts, and the second is through our www.Assisted4Living.com website. The website is optimized for keywords that are related to the ALF industry. In Florida, the www.Assited2Live.com website will be created and locally optimized to help generate regional business. We also create on-line Google and Facebook ads that target keywords such as ‘Assisted Living,’ and ‘Assisted Living Facilities’. In addition to this, we take out print ads in publications such as AARP magazine.

Competitive Business Conditions and Strategy; Assisted4Living’s Position in the Industry

We compete with other ALF companies that are currently in the Florida market. Large nationally-recognized companies such as Life Care Center of America and Brookdale Senior living are competitors, as well as smaller regional operators such as South Port Square and Genesis Healthcare. It is possible that new or prospective ALF operators will gravitate to these larger entities for guidance. However, based on the professional history of A2L’s officers in the Florida market, we are experienced, connected, and able to compete. We will also compete with these larger firms for prospective ALF residents. While there are established and strong competitors in the Florida ALF market, however, the industry is growing, and we are positioning ourselves to be a niche player as a resource-intensive consulting company providing a highly personalized approach to the ALF marketplace.

While we are able to take on the regulatory and logistical challenges of opening a large ALF center (60 beds+), we are focusing our efforts on smaller, more family-oriented projects (with as few as 4 residents). Keeping an ALF from 4-16 residents can maintain the personal home-style context. We’ve structured our consulting approach to target this area and view it as an unrealized niche growth opportunity. The barriers to developing a small-scale ALF project are also significantly less than those for constructing and conforming to the regulatory steps of larger, more industrial-sized projects.

By taking over the physical operations of a 32-bed facility in Punta Gorda, we gained both credibility and greater access to the Florida Gulf Coast ALF market. We intend to leverage this access to market our consulting services to other prospective clients and/or industry professionals.

Talent Sources and Names of Principal Suppliers

Our success will depend on the quality of our leadership and their ability to leverage industry knowledge and contacts. A2L is headed by Romulus Barr, an 18 year veteran of the assisted living industry. Mr. Barr has owned and operated an ALF center in Portland, OR, and currently owns a 16-bed facility in Punta Gorda, Florida. The one facility that Romulus currently owns is not operated by him, but rather has been leased to a third-party operator. Mr. Barr has a broad understanding of the dynamics on the ALF field, consults on ongoing projects, and developed a standardized ‘Emergency Plan’ that was adopted for use by the State of Florida. Having operated in Florida for the past ten years, Mr. Barr has developed close relationships with local SW Florida case workers, guardians, and AHCA Florida State regulators. In short, Mr. Barr has a network of industry contacts and a deep understanding of the ALF industry. Mr. Barr hopes to expand this success beyond Florida to other states. Mr. Barr is also directing the operations of the recently added 32-bed facility in Punta Gorda, Florida.

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

Together, both Romulus and Anca provide us with substantial experience within the industry.

Research and Development

Since inception, no funds have been expended on research and development.

Employees

We have one employee, our Chief Executive Officer, who we hired on February 1, 2021. Our wholly-owned subsidiary, A2L, has 12 full-time employees whose primary duties consist of preparing food and caring for the residents of our ALF.

Dependence on one or a few major customers

We are not dependent on any one customer for our success. We have multiple customers and clients and continue to solicit partners to ensure a balanced mix of potential leads.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent or trademark. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are subject to state and local regulation as it pertains to ALFs owned and/or operated by us. In Florida, our ownership and operation of the ALF facility in Punta Gorda is subject to the approvals and licensing of the Agency for Health Care Administration (AHCA). AHCA regulates all aspects of owning and operating an ALF. This agency is responsible for approving new ALF licenses, regulating existing licenses, enforcing codes, as well as ensuring the proper implementation of Emergency Plans. The Florida Department of Agriculture, Division of Food Safety also regulates our ALF facility, since we provide food service, and must comply with safe food standards.

Our business model will also be impacted by these, and other governmental agencies that regulate ALFs and operations, as they will also regulate our clients and their operations.

If our clients end up dealing with clients on Medicaid, state case workers will also be engaged and have an impact on our business. Other states have their own regulatory agencies who oversee ALFs, and who will need to be engaged when and if we decide to expand beyond the Florida market.

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

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties.

Our principal executive office is located at 6801 Energy Court, Suite 201 Sarasota, Florida 34240. Our offices are provided to us at no charge by our largest shareholder and former President.

On March 7, 2019, we entered into the commercial real estate lease agreement. We lease, through A2L, an adult ALF building for $3,713 monthly. On January 8, 2020, we renewed the lease agreement through May 1, 2020, on which date we entered into a new commercial real estate lease agreement. The revised terms are $3,265 monthly payments from May 1, 2020 until May 31, 2021.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on us. To date, we have never been involved in litigation, as either a party or a witness, nor have we been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are listed for quotation on the OTC Markets Group’s Pink Open Market under the symbol “ASSF.” However, our shares are not actively traded and there is currently no established public trading market for our shares of common stock. Any quotations that do occur reflect inter‑dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ClearTrust, LLC at 16540 Pointe Village Dr., Suite 205, Lutz, Florida 33558 (Telephone: (813) 235-4490) is the registrar and transfer agent for our common shares.

On February 25, 2021, we had 28,690,000 shares of common stock issued and outstanding, held by 43 record holders.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors (the “Board”).

Recent Sales of Unregistered Securities

During our fiscal year ended November 30, 2020, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2020.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for fiscal years ended November 30, 2020 and 2019, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations - Years Ended November 30, 2020 and 2019

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

While COVID-19 has not, to date, negatively impacted our revenues, the virus outbreak has materially impacted the operations at our Punta Gorda ALF, and may in the future impact our ALF and consulting businesses and revenues generated therefrom.

Our Punta Gorda ALF, has, in response to COVID-19 and governmental guidance in response thereto, implemented safety precautions, and operational requirements, to protect the facility’s employees, residents and third-party products and service providers. Included among these precautions and requirements are the increased use of personal protective equipment, cleaning and sanitizing of the facility, and a restriction on visitors to the facility.

It is too early to know whether or not COVID-19 will materially affect the revenues generated by our ALF. Increased safety and operational guidance and/or regulations may have a material impact on the operating costs related to our ALF. Such increased operating costs may or may not be offset by increased charges related thereto. Furthermore, the contraction of COVID-19 by any employees or residents of our ALF, and any resulting negative health consequences arising therefrom, may have a materially negative affect on our ability to continue generating revenues from our ALF and could, in extreme cases result in us closing down our ALF due to safety and/or liability concerns.

Our evaluations of our practices, procedures and operations, related to COVID-19, is ongoing and additional updates to policies, procedures and operations will occur as best practices are adopted and as we deem necessary or advisable, or as further governmental guidance or regulations are implemented.

It is also too early to tell how COVID-19 will impact our consulting business. The ongoing presence of COVID-19 and/or governmental regulatory response thereto may discourage potential clients from entering the ALF market, which would likely have a materially negative impact on our consulting business. However, the continued presence of COVID-19 and/or governmental regulatory response thereto may increase demand for our expertise and consulting services to assist ALF businesses in complying with regulatory requirements and best practices.

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended November 30, 2020 and 2019, which are included in this report. On March 1, 2019, we commenced our operation of the Punta Gorda ALF in Florida. Historical results will not reflect our current operations and will not be comparable to results of operations being reporting in the current period.

For the Year Ended November 30, 2020 Compared to the Year Ended November 30, 2019

	Year Ended
	November 30,
	2020	2019	Change	%
Revenue	$880,782	$392,706	$488,076	124%
Operating expenses	1,002,363	475,822	526,541	111%
Other income (expense)	5,989	(2,005)	7,994	(399%)
Net loss	$(115,592)	$(85,121)	$(30,471)	36%

We recognized revenue of $880,782 for the year ended November 30, 2020, compared to $392,706 for the year ended November 30, 2019. The increase in revenue is due to commencing an ALF business in March 2019.

Operating expenses for the year ended November 30, 2020 increased to $1,002,363 from $475,822 for the year ended November 30, 2019. Operating expenses consist of direct cost, salary expenses, general and administrative and professional fees. The increase in direct cost and salary expenses was primarily due to an increase in revenue for the full year of operations in 2020 as compared to 2019. During the year ended November 30, 2020, the Company realized increases in salary and supply costs related to COVID-19. The increase in general and administrative was primarily due to an increase in advertising and marketing expenses.

Our net loss for the year ended November 30, 2020 increased to $115,592 from $85,121 for the year ended November 30, 2019 as a net result of the factors mentioned above.

Liquidity and Capital Resources

The following table provides selected financial data about us as of November 30, 2020 and November 30, 2019.

Working Capital

	November 30,	November 30,
	2020	2019	Change
Cash	$242,768	$8,164	$234,604

Current Assets	$245,268	$9,854	$235,414
Current Liabilities	184,167	54,837	129,330
Working Capital (Deficiency)	$61,101	$(44,983)	$106,084

As of November 30, 2020 and 2019, current assets consisted of cash, prepaid expenses and other current asset. The increase in cash was primarily due to the issuance of 10,000,000 shares at $0.02 per share.

As of November 30, 2020, current liabilities consisted of $127,255 accounts payable and accrued liabilities, $20,590 loan payable, $4,924 line of credit, lease liability of $17,542, $5,500 deferred revenue and customer deposit and $8,356 payable to one of our officers. As of November 30, 2019, current liabilities consisted of $42,581 accounts payable and accrued liabilities, deferred revenue and customer deposits $6,700 and $5,556 payable to one of our officers.

As of November 30, 2020, our working capital increased to $61,101, primarily due to an increase in cash offset by an increase in current liabilities.

Cash Flows

	Year Ended
	November 30,
	2020	2019	Change
Cash provided by (used in) operating activities	$9,090	$(34,855)	$43,945
Cash provided by financing activities	225,514	22,000	203,514
Net change in cash for period	$234,604	$(12,855)	$247,459

Cash Flow from Operating Activities

During the year ended November 30, 2020, we generated $9,090 cash from operating activities, compared to $34,855 cash used in operating activities during the year ended November 30, 2019. The cash provided by operating activities for the year ended November 30, 2020, was attributed to net loss of $115,592, which was reduced by expense paid by a related party of $44,018 and a net change in current assets and liabilities of $80,664. The cash used from operating activities for the year ended November 30, 2019, was attributed to net loss of $85,121, which was reduced by expense paid by a related party of $5,556 and a net change in current assets and liabilities of $44,710.

Cash Flow from Investing Activities

During the year ended November 30, 2020 and 2019, we did not have any investing activities.

Cash Flow from Financing Activities

During the year ended November 30, 2020, we received net proceeds of $4,924 from a bank line of credit, $20,590 from Paycheck Protection Program loan and $200,000 from issuance of 10,000,000 shares of common stock to investors. During the year ended November 30, 2019, we received $22,000 from the issuance of 1,100,000 shares of common stock to investors.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

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

Revenue recognition

The Company follows ASC 606, ”Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended November 30, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; and

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•	That our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of November 30, 2020, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2020.

Management has identified the following material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•	Lack of an independent Board, including an independent financial expert. The current Board is evaluating expanding the Board to include additional independent directors.

•	Lack of segregation of duties and adequate documentation of our internal controls.

•	Lack of multiple levels of review in our financial reporting process.

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

This annual report does not include a standard internal control report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to current rules of the SEC that permit us, as a smaller reporting company, to provide only management’s report in this annual report.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors, executive officers and key employees, their positions with us and the date they were first appointed to such positions. Since the end of our fiscal year on November 30, 2020, we have appointed two additional independent directors to the Board, and hired a new Chief Executive Officer, Principal Executive Officer and President.

Name	Age	Position	Date First Appointed
Bruce A Cassidy, Sr	70	Director	November 6, 2020
Michael J. Valentino	66	Director	November 6, 2020
Denise M. Penz	52	Director	February 8, 2021
Amish Patel	42	Director	February 24, 2021
Roger Tichenor	57	Director; Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	November 6, 2020
Louis Collier	55	Chief Executive Officer, Principal Executive Officer and President	February 1, 2021

 Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Bruce A Cassidy, Sr -– Director. Mr. Cassidy was Founder and CEO of Excel Mining Systems (EMS) a manufacturer of roof support systems for the mining industry located in Bowerston, Ohio. Bruce served as Chief Executive Officer of EMS from 1991 until its sale in 2007 to Orica Mining Services (“Orica”), an Australian-based company. In 2008, Mr. Cassidy became President and Chief Executive Officer of Minova North & South Americas, a subsidiary of Orica, and served in that position until his retirement in December 2009. Since the sale of his company, Bruce has spent his time investing in, operating, and serving as a board member for various companies in multiple industries. He was the founding investor and served on the board of Ohio Legacy Corp which owned Premier Bank and Trust for over seven years. Bruce currently owns and operates The Concession Golf Club in Sarasota FL and continues to own and serve on the board of several operating business entities, including: Selinsky Force, located in Canton OH; CelebYou, located in Sarasota FL; Sarasota Green Group, located in Sarasota FL; Segmint, located in Akron OH; and several others.

Michael J. Valentino – Director. Mr. Valentino successfully built start-up Adams Respiratory Therapeutics into a fully integrated specialty pharmaceutical company with leading OTC brands such as Mucinex® and Delsym®. Under Mike’s leadership, Adams completed its initial public offering, which was ranked by The Wall Street Journal as the No. 1 Health Care IPO in 2005, and in December 2007, the Company entered into a definitive agreement under which it would be acquired by Reckitt Benckiser for approximately $2.3 billion. Previously, Valentino served as Executive Vice President, Global Head Consumer Pharmaceuticals for Novartis AG. He earlier served as President and Chief Operating Officer of Novartis Consumer Healthcare, North America, Prior to that, Valentino was President of Pharmacia & Upjohn’s Consumer Products Division. Mr. Valentino is an Ernst & Young Entrepreneur of The Year® winner for his leadership and achievement in the field of Life Sciences. He was also the recipient of D.A.R.E. Future of New Jersey Award.

Denise M. Penz – Director. Ms. Penz has 25 years of banking and finance experience. Since January 2020 she has been the President and Chief Executive Officer of The Preferred Legacy Trust Company, a company she started in partnership with Carr, Riggs, & Ingram, LLC. From 2017 to January 2019, she was on the management team of Home Savings Bank and manager of its wealth division. Home Savings Bank acquired Premier Bank & Trust in 2017, where she was the Chief Operating Officer since 2010. As COO, she managed the retail, mortgage, wealth and operations divisions of the bank. In 2008 she was co-founding principal of a private equity group that acquired a controlling interest in Ohio Legacy Corp (NASDQ OLCB) and Ohio Legacy Bank. She served on the board of OLCB until it acquired Premier Bank & Trust in 2010. Denise has BS degrees in Accounting and Management and a MBA in Finance. She sits on the corporate boards of Preferred Legacy Trust Company and Segmint, Inc., as well as, non- profits: YWCA, and A Special Wish. Prior to beginning her banking career, Denise served with distinction in the United States Navy.

Amish Patel, D.O. – Director. Mr. Patel is a licensed Doctor of Osteopathic Medicine. Since 2010, Amish has been the Chief Executive Officer of Integrated Rehab Consultants LLC. From 2010 to 2012, he was the Medical Director for Professional Neurological Services LLC. From 2012 to 2014, he was the Medical Director for EMrG Neurodiagnostics. Amish received a BS in Management Information Systems from the University of Oklahoma, Price College of Business and his Doctor of Osteopathic Medicine from the Kansas City University of Medicine and Biosciences. Amish currently sits on the corporate boards of Vitae Health Systems and Third Eye Telemedicine. He is a member of the American Academy of Physical Medicine and Rehabilitation and the American Medical Association.

Roger Tichenor - Director; Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer. Mr. Tichenor has over 30 years of investment and management experience. From 1985 to 1994 Roger was a registered stockbroker and a licensed commodity trader with Republic Securities, a company based out of Chicago, IL. From 1994 to 2004 he was the president of Phoenix Capital Inc., a firm that consulted with public and private companies. In 2004 he became the Managing Director of Private Equity Fund, Phoenix Capital Opportunity Fund. From 2010 to present day, Roger became a private investor in a number of different areas ranging from Real Estate to hard money lending.

Louis Collier, Jr. - Chief Executive Officer, Principal Executive Officer and President. Mr. Collier has over 30 years of healthcare leadership experience. Since 2017, he has served as CEO for Encompass Health Rehabilitation Hospital of Petersburg, LLC and UVA Encompass Health Rehabilitation Hospital, LLC, both of which are subsidiaries of Encompass Healthcare Corporation, a Birmingham, Alabama based company with over 37,000 employees that manages and owns 138+ acute inpatient rehabilitation hospitals and over 350 home health locations. From 2014 to 2017, Mr. Collier served in a national role as Vice President of Post-Acute Networks for Reliant Post Acute Care Solutions, a company based in Plano Texas with over 10,000 employees that provides therapy staffing and services to over 850 skilled nursing facilities in 40 states. From 2012 to 2014, he served as a member of the Executive Leadership Team and as Vice President of Post-Acute and Hospitals for Wellmont Health System, a Kingsport, Tennessee based company that at that time was a healthcare system comprised of 11 hospitals with 7,500 employees and annual revenue of approximately $800 million. From 2008 to 2012, he served as Regional Director of IPC, The Hospitalist Company. From 1998 to 2008, he was president of BMS Consulting, Inc.

Employment Agreement

There are no other agreements to compensate any of the officers or directors for their services other than an employment agreement we entered into with Louis Collier, our only employee who is our chief executive officer, principal executive officer and president, effective as of February 1, 2021. Pursuant to the Employment Agreement, Mr. Collier’s employment period is for an initial term of four years, and it automatically renews for successive one year periods unless and until either party provides 60 days’ advance written notice prior to the end of the initial term or any renewal term that such party declines to renew. Mr. Collier’s employment period may be terminated by the Company at any time for cause or without cause, by Mr. Collier upon his resignation for good reason or without good reason or upon his death or disability. Mr. Collier will receive his base salary through the termination date if the employment period is not renewed or is terminated by the Company for cause, by Mr. Collier without good reason or due to his death or disability. If the employment period is terminated by the Company without cause or by Mr. Collier with good reason, he will receive, in addition to his base salary through the termination date, his monthly base salary for one year, paid in installments in accordance with normal payroll practices, provided he executes a general release of claims in substantially the form attached to the Employment Agreement. Mr. Collier is also subject to non-competition, non-solicitation and non-disclosure restrictions for various time periods after the employment period is terminated, including a two year non-compete restriction within a 100-mile radius of each of the Company’s physical locations or in which Company is actively planning to purchase or develop a physical location as of the termination date. Mr. Collier is paid a base salary of $400,000, which will be reassessed and renegotiated in good faith after the Company is profitable over a fiscal year. We also have agreed to pay him a signing bonus of $150,000, which is payable as follows: $50,000 within five days of the effective date; $50,000 within 90 days of the effective date; and $50,000 within 180 days of the effective date. If Mr. Collier’s employment with the Company is terminated for any reason within five years following the effective date, he must repay the signing bonus within 45 days of such termination; provided, however, the amount of the signing bonus required to be repaid will be (i) net of any taxes he is required to pay; and (ii) reduced by 20% after each year of employment. Mr. Collier will also be issued 1,250,000 phantom shares within ten days after we approve and adopt a Phantom Equity Plan. The phantom shares will be subject to a phantom unit interest award agreement, which will set forth the vesting of the phantom shares. We have not yet adopted the Phantom Equity Plan.

Term of Office

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. There are no agreements with respect to the election of directors. We have not compensated our directors for service on our Board or reimbursed for expenses incurred for attendance at meetings of our Board. Our Board may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such

Our executive officers are appointed by our Board and serve at the discretion of our Board or until they resign.

Family Relationships

There are no family relationship between our directors or executive officer.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics because we have not had any employees until our recent hiring of Louis Collier as our principal executive officer on February 1, 2021. We intend to adopt a Code of Business Conduct and Ethics in the second fiscal quarter ending May 31, 2021.

Board and Committee Meetings

Our Board does not have any standing committees. All proceedings of the Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to our President at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire Board. We do not have a separately-designated standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

From inception to present date, we believe that the members of our Board have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

We do not currently have an audit committee financial expert because we do not have an audit committee. We also do not have a director who is qualified to act as financial expert of an audit committee.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended November 30, 2020; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2020.

SUMMARY COMPENSATION TABLE
							Change in
							Pension Value and
						Non-Equity	Nonqualified Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Bruce A Cassidy Sr.(1)	2020	-	-	-	-	-	-	-	-
Chief Executive officer, President, Principal Executive Officer and Director	2019	NA	NA	NA	NA	NA	NA	NA	NA
Roger Tichenor(2)	2020	-	-	-	-	-	-	-	-
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer and Director	2019	NA	NA	NA	NA	NA	NA	NA	NA
Romulus Barr(3)	2020	-	-	-	-	-	-	26,000	26,000
Former President, CEO, CFO, Treasurer and Director	2019	10,360	-	-	-	-	-	-	10,360
Anca Barr(4)	2020	-	-	-	-	-	-	-	-
Former Secretary and Director	2019	10,000	-	-	-	-	-	-	10,000

(1)	Mr. Cassidy was appointed to the Board of Directors and to the position of Chief Executive Officer, President, and Principal Executive Officer on November 6, 2020.
(2)	Mr. Tichenor was appointed to the Board of Directors and to the positions of Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer on November 6, 2020.
(3)	Mr. Barr our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, resigned all positions on November 6, 2020.
(4)	Ms. Barr our Secretary and Director, resigned all positions on November 6, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have, nor have ever had, any profit sharing, stock option or other similar equity compensation plans for the benefit of the directors, executive officers or employees. We have agreed to adopt a Phantom Equity Plan in connection with the hiring of Mr. Collier as our Chief Executive Officer. We have not yet adopted the Phantom Equity Plan. After the plan is adopted by the Board and our stockholders, Mr. Collier will be issued 1,250,000 phantom shares within ten days. The phantom shares will be subject to a phantom unit interest award agreement, which will set forth the vesting of the phantom shares. The Board has not yet determined how many phantom shares will be authorized for issuance under the to be adopted Phantom Equity Plan.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our Board.

No compensation was paid to non-employee directors for the year ended November 30, 2020.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s services with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of ours during the last two fiscal years, is or has been indebted to us by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 25, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (1) each of our directors (including director nominees); (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. To our knowledge, none of the shares reported below are pledged as security. Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o Assisted 4 Living, Inc. 6801 Energy Court, Suite 201 Sarasota, Florida 34240.

Name and Address of Beneficial Owner	Number of shares Beneficially Owned(1)	Percentage of Class
Roger Tichenor (2)(3)	4,266,666	14.87%
Michael J. Valentino (2)(4)	3,266,666	11.39%
Bruce Cassidy (2)(5)	11,266,668	39.27%
Denise M. Penz (2)	200,000	*
Amish Patel (2)	0	0%
Louis Collier (2)	0	0%
All directors and executive officers as a group (6 persons)	19,000,000	66.22

_____________

*	Indicates ownership of less than 1%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The percentage of outstanding common shares has been calculated based upon 28,690,000 shares of common stock outstanding on February 25, 2021.

(2)	These are the officers and directors of the Company.
(3)	Shares are held by Mr. Tichenor and his wife as joint tenancy with right of survivorship, which Mr. Tichenor may be deemed to share voting and investment power with respect to these shares.
(4)	Shares are held by Mr. Valentino and his wife as joint tenancy with right of survivorship, which Mr. Valentino may be deemed to share voting and investment power with respect to these shares.
(5)

Shares are held by Excel Family Partners, LLLP, of which Mr. Cassidy is an indirect limited partner along with his wife, and he is the indirect general partner as sole manager of a limited liability company that is the general partner of Excel Family Partners.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

During the year ended November 30, 2020 and 2019, the Company paid officers and directors management fees of $0 and $20,360, respectively.

During the year ended November 30, 2020 and 2019, Romulus Barr, our former CEO, who is still a part of management at A2L, paid $44,018 and $5,556, respectively, for a property and liability insurance deposit and operation expenses on behalf of the Company.

During the year ended November 30, 2020, our former CEO forgave $41,218. As of November 30, 2020, $8,356 remains payable to our former CEO.

During the year ended November 30, 2020 and 2019, the Company paid consulting fees to PAAL, LLC, a company controlled by our former CEO, a total amount of $26,000 and $2,700, respectively.

Director Independence

During the year ended November 30, 2020, Bruce A Cassidy, Sr, Roger Tichenor,  Michael J. Valentino, Romulus Barr and Anca Barr served time as directors on our Board. We have determined that only Michael J. Valentino is an independent director, and that none of the other above individuals are or were an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended November 30, 2020 and 2019, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Year Ended November 30,
	2020	2019
Audit Fees	$16,000	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$11,000

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on 10-K:

(1)

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

(b)	The following exhibits are filed herewith as a part of this report

Exhibit		Incorporated By Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	August 23, 2018
3.2	By-Laws	S-1	3.2	August 23, 2018
21.1	Assisted 2 Live, Inc., a Florida corporation
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Date: March 1, 2021	By:	/s/ Louis Collier
Louis Collier
Chief Executive Officer, Principal Executive Officer and President

Date: March 1, 2021	By:	/s/ Roger Tichenor
Roger Tichenor
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2021	/s/ Bruce A Cassidy, Sr.
Bruce A Cassidy, Sr.
Director

Dated: March 1, 2021	/s/ Roger Tichenor
Roger Tichenor
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and a Director

Dated: March 1, 2021	/s/ Michael J. Valentino
Michael J. Valentino
Director

ASSISTED 4 LIVING, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Assisted 4 Living, Inc.

Sarasota, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assisted 4 Living, Inc. (the Company) as of November 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 1, 2021

ASSISTED 4 LIVING, INC.

Consolidated Balance Sheets

	November 30,	November 30,
	2020	2019
ASSETS
Current Assets
Cash	$242,768	$8,164
Prepaid expense and other current assets	2,500	1,690
Total Current Assets	245,268	9,854

Right of use asset	19,542	-
TOTAL ASSETS	$264,810	$9,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$127,255	$42,581
Line of credit	4,924	-
Loan payable	20,590	-
Deferred revenue and customer deposits	5,500	6,700
Lease liability	17,542	-
Due to related parties	8,356	5,556
Total Current Liabilities	184,167	54,837

Total Liabilities	184,167	54,837

Stockholders’ Equity (Deficit)
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 24,150,000 and 14,150,000 shares issued and outstanding, respectively	2,415	1,415
Additional paid in capital	311,303	71,085
Accumulated deficit	(233,075)	(117,483)
Total Stockholders’ Equity (Deficit)	80,643	(44,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$264,810	$9,854

The accompanying notes are an integral part of these audited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Operations

	Year Ended
	November 30,
	2020	2019

Revenue	$880,782	$392,706

Operating Expenses:
Direct cost	168,458	84,789
General and administrative	276,327	128,911
Salary expense	388,320	217,032
Professional fees	169,258	45,090
Total operating expenses	1,002,363	475,822

Operating loss	(121,581)	(83,116)

Other income (expense)
Interest expense	(2,681)	(2,005)
Other income	8,670	-
Total other income (expense)	5,989	(2,005)

Net loss before income taxes	(115,592)	(85,121)
Provision for income tax	-	-
Net loss	$(115,592)	$(85,121)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	14,643,151	13,998,767

The accompanying notes are an integral part of these audited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended November 30, 2020 and 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 30, 2018	13,050,000	$1,305	$49,195	$(32,362)	$18,138

Issuance of common shares for cash at $0.02 per share	1,100,000	110	21,890	-	22,000
Net loss	-	-	-	(85,121)	(85,121)
Balance, November 30, 2019	14,150,000	1,415	71,085	(117,483)	(44,983)

Forgiveness of related party debt	-	-	41,218	-	41,218
Issuance of common shares for cash at $0.02 per share	10,000,000	1,000	199,000	-	200,000
Net loss	-	-	-	(115,592)	(115,592)
Balance, November 30, 2020	24,150,000	$2,415	$311,303	$(233,075)	$80,643

The accompanying notes are an integral part of these audited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,592)	$(85,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by related party	44,018	5,556
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(810)	(1,690)
Prepayment of right of use asset	(2,000)	-
Accounts payable and accrued liabilities	84,674	39,700
Deferred revenue and customer deposits	(1,200)	6,700
Net cash provided by (used in) operating activities	9,090	(34,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000	22,000
Proceeds from loan payable	20,590	-
Line of credit, net	4,924	-
Net cash provided by financing activities	225,514	22,000

Net change in cash for the period	234,604	(12,855)
Cash at beginning of period	8,164	21,019
Cash at end of period	$242,768	$8,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right of use asset and lease liability	$42,253	$-
Forgiveness of related party debt	$41,218	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Audited Consolidated Financial Statements

November 30, 2020 and 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Assisted 4 Living, Inc., (“Assisted 4 Living,” “the Company,” “we” or “us”) was incorporated in the state of Nevada on May 24, 2017, and is based in Sarasota, Florida. The Company incorporated a wholly-owned subsidiary, “Assisted 2 Live, Inc.” in the state of Florida on June 15, 2017. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

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

Changes in Control

Roger Tichenor, Excel Family Partners, LLLP and Michael Valentino (together, “Purchasers”) collectively acquired control of the Company, effective as of November 10, 2020, in a transaction involving the purchase of 7,800,000 shares of common stock from Romulus Barr and 2,000,000 shares of common stock from Anca Barr. The Purchasers acquired 9,800,000 shares of common stock, which constitutes approximately 69% of the Company’s issued and outstanding common shares. Mr. Tichenor purchased 3,266,666 shares, Excel Family Partners purchased 3,266,668 shares and Mr. Valentino purchased 3,266,666 shares, resulting in each of them owning approximately 23% of the issued and outstanding shares of the Company as of November 10, 2020. As a result of the sale there was a change of control of the Company.

Other than as described above, there are no arrangements or understandings among both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2020, the Company has an accumulated deficit and has sustained a net loss.

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

While COVID-19 has not, to date, negatively impacted our revenues, the virus outbreak has materially impacted the operations at our Punta Gorda ALF, and may in the future impact our ALF and consulting businesses and revenues generated therefrom.

It is too early to know whether or not COVID-19 will materially affect the revenues generated by our ALF. Increased safety and operational guidance and/or regulations may have a material impact on the operating costs related to our ALF. Such increased operating costs may or may not be offset by increased charges related thereto. Furthermore, the contraction of COVID-19 by any employees or residents of our ALF, and any resulting negative health consequences arising therefrom, may have a materially negative affect on our ability to continue generating revenues from our ALF and could, in extreme cases result in us closing down our ALF due to safety and/or liability concerns.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $242,768 and $8,164 in cash as of November 30, 2020 and 2019, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2020 and 2019. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, due to related parties, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As at November 30, 2020 and 2019, the Company had no allowance, nor accounts receivable.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Revenue Recognition

The Company follows ASC 606, ”Revenue from Contracts with Customers.” Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Consulting services are invoiced monthly for assistance to third parties with operating and establishing an assisted living facility. As of November 30, 2020, the Company is focusing on their resident fees and does not expect to receive significant revenue from these services.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight- line basis over the lease term in our consolidated statement of operations.

Concentrations

During the year ended November 30, 2020 and 2019, there were no material concentrations.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2020 and 2019 consist of the following:

	November 30,	November 30,
	2020	2019
Trade accounts	$68,245	$9,282
Credit card	18,571	18,240
Accrued expense	24,000	-
Accrued salary	16,439	14,724
	$127,255	$42,581

NOTE 4 – LOAN PAYABLE

On May 4, 2020, the Company received a $20,590 loan pursuant to the Paycheck Protection Program established under the Cares Act (the “PPP Loan”). The PPP Loan had a two-year term and interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contains events of default and other provisions customary for a loan of this type.

On January 19, 2021, the PPP loan and accrued interest was fully forgiven.

NOTE 5 – LEASE

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

In accordance with ASC 842, the Company recorded an operating lease ROU Asset and lease liability as follows:

	November 30,	November 30,
	2020	2019
ROU asset	$19,542	$-

	November 30,	November 30,
Operating lease liability	2020	2019
Current	$17,542	$-
Non-Current	-	-
	$17,542	$-

Information associated with the measurement of our remaining operating lease obligations as of November 30, 2020 is as follows:

Remaining lease term	0.50 year
Discount rate	1.00%

Future minimum lease payments under operating leases at November 30, 2020 were as follows:

2021	$17,590
Thereafter	-
Total	17,590
Less: Imputed interest	(48)
Operating lease liability	$17,542

During the year ended November 30, 2020 and 2019, the Company recorded rent expense of $46,463 and $29,707, respectively.

NOTE 6 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of November 30, 2020 and 2019 the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the fiscal year ended November 30, 2020, the Company issued to related parties 9,000,000 shares of common stock at $0.02 per share for $180,000.

During the fiscal year ended November 30, 2020, the Company issued to an unaffiliated investor 1,000,000 shares of common stock at $0.02 per share for $20,000.

During the year ended November 30, 2019, the Company issued to unaffiliated investors 1,100,000 shares of common stock at $0.02 per share for $22,000.

As of November 30, 2020, and 2019, the Company had 24,150,000 and 14,150,000 common shares issued and outstanding, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended November 30, 2020 and 2019, the Company paid officers and directors management fees of $0 and $20,360, respectively.

During the year ended November 30, 2020 and 2019 our former CEO, who is still a part of management at the Company’s subsidiary, paid $44,018 and $5,556, respectively, for a property and liability insurance deposit and operation expenses on behalf of the Company.

During the year ended November 30, 2020, our former CEO forgave $41,218. As of November 30, 2020, $8,356 remains payable to our former CEO.

During the year ended November 30, 2020 and 2019 the Company paid consulting fees to a company controlled by our former CEO, a total amount of $26,000 and $2,700, respectively.

The Company does not have employment contracts with its officers.

NOTE 8 – PROVISION FOR INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% in 2020 and 2019, to the Company’s effective tax rate is as follows:

	November 30,	November 30,
	2020	2019
Income tax expense at statutory rate	$(24,274)	$(17,875)
Income tax adjustment	-	384
Change in valuation allowance	24,274	17,491
Income tax expense per books	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of November 30, 2020 and 2019 are as follows:

	November 30,	November 30,
	2020	2019
NOL Carryover	$48,541	$24,267
Change in control	(25,824)	-
Valuation allowance	(22,717)	(24,267)
Net deferred tax asset	$-	$-

The Company has approximately $233,075 of net operating losses (“NOL”) generated from inception (May 24, 2017) to November 30, 2020 carried forward to offset taxable income in future years which expire commencing in fiscal 2037. NOLs generated in tax years prior to November 30, 2018, can be carryforward for twenty years, whereas NOLs generated after November 30, 2018 can be carryforward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of November 30, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Tax returns for the years ended 2017 through 2020, are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended November 30, 2020.

NOTE 9 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued.

On January 29, 2021, the Company entered into a Membership Interest Purchase Agreement by and among the Company, Richard T. Mason, G. Shayne Bench and Trillium Healthcare Group, LLC, a Florida limited liability company ("Trillium") to acquire all of the issued and outstanding ownership interests of Fairway Healthcare Properties, LLC and Trillium Healthcare Consulting, LLC from Trillium (the "Transaction"). Fairway Healthcare Properties, LLC and Trillium Healthcare Consulting, LLC and their respective direct and indirect subsidiaries own all of the assets related to or used in connection with the business of providing rehabilitation, skilled nursing, memory care, assisted living and independent living services and other services ancillary or otherwise related thereto. The Transaction is expected to close by the end of March 2021, subject to the Company's approval of updated disclosure schedules to be provided by Trillium by the end of February, and other customary closing conditions. After the Transaction closes, the Company intends to sell its current business and assets to a current stockholder in exchange for 200,000 outstanding Common Shares.

During February 2021, the Company sold an aggregate of 4,540,000 shares of its common stock to twenty-four (24) independent investors at a price of $0.50 per share for an aggregate purchase price of $2,270,000.

Pursuant to the Employment Agreement, Louis Collier Jr., our Chief Executive Officer's (“Collier”) employment period is for an initial term of four years. Collier will be paid a base salary of $400,000, which will be reassessed and renegotiated in good faith after the Company is profitable over a fiscal year. The Company will also pay Collier a signing bonus of $150,000, which will be payable as follows: $50,000 within five days of the Effective Date; $50,000 within 90 days of the Effective Date; and $50,000 within 180 days of the Effective Date. If Collier's employment with the Company is terminated for any reason within five years following the Effective Date, Collier must repay the signing bonus within 45 days of such termination; provided, however, the amount of the signing bonus required to be repaid will be (i) net of any taxes Collier is required to pay; and (ii) reduced by 20% after each year of employment. Collier will also be issued 1,250,000 phantom shares within ten days after the Company approves and adopts a Phantom Equity Plan. The phantom shares will be subject to a phantom unit interest award agreement, which will set forth the vesting of the phantom shares.

