Form 10-Q
period 2021-02-28
ASSISTED 4 LIVING, INC.
filed 2021-04-14
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6801 Energy Court, Suite 201 Sarasota, Florida	34240
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The number of shares of the issuer’s common stock outstanding as of April 14, 2021 was 40,545,418 shares, par value $0.0001 per share.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FEBRUARY 28, 2021

ASSISTED 4 LIVING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28,	November 30,
	2021	2020
ASSETS
Current Assets
Cash	$2,200,752	$242,768
Accounts receivable	3,935	-
Other current asset	2,500	2,500
Total Current Assets	2,207,187	245,268

Right of use asset	9,783	19,542
TOTAL ASSETS	$2,216,970	$264,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$387,218	$127,255
Line of credit	3,955	4,924
Loan payable	-	20,590
Deferred revenue and customer deposits	10,400	5,500
Lease liability	7,783	17,542
Due to related parties	8,431	8,356
Total Current Liabilities	417,787	184,167

Total Liabilities	417,787	184,167

Stockholders’ Equity
Preferred stock: 25,000,000 shares authorized; $0.0001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized; $0.0001 par value 28,690,000 and 24,150,000 shares issued and outstanding, respectively	2,869	2,415
Additional paid in capital	2,580,849	311,303
Accumulated deficit	(784,535)	(233,075)
Total Stockholders’ Equity	1,799,183	80,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,216,970	$264,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020

Revenue	$212,105	$212,896

Operating Expenses:
Direct cost	46,610	13,042
General and administrative	71,261	92,313
Salary expense	187,276	100,460
Professional fees	477,387	12,225
Total operating expenses	782,534	218,040

Operating loss	(570,429)	(5,144)

Other income (expense)
Interest expense	(1,621)	(803)
Other income	-	816
Forgiveness on loan payable	20,590	-
Total other income (expense)	18,969	13

Net loss before income taxes	(551,460)	(5,131)
Provision for income tax	-	-
Net loss	$(551,460)	$(5,131)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	25,117,667	14,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three months ended February 28, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance As At November 30, 2020	24,150,000	$2,415	$311,303	$(233,075)	$80,643

Issuance of common shares for cash	4,540,000	454	2,269,546	-	2,270,000
Net loss for the period	-	-	-	(551,460)	(551,460)
Balance As At February 28, 2021	28,690,000	$2,869	$2,580,849	$(784,535)	$1,799,183

For the Three Months Ended February 29, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance As At November 30, 2019	14,150,000	$1,415	$71,085	$(117,483)	$(44,983)

Net loss for the period	-	-	-	(5,131)	(5,131)
Balance As At February 29, 2020	14,150,000	$1,415	$71,085	$(122,614)	$(50,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(551,460)	$(5,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of loan payable	(20,590)	-
Changes in current assets and liabilities:
Accounts receivable	(3,935)	-
Prepaid expenses and other current assets	-	1,690
Accounts payable and accrued liabilities	259,963	(6,425)
Deferred revenue and customer deposits	4,900	(5,900)
Net cash used in operating activities	(311,122)	(15,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,270,000	-
Proceeds from related party	75	-
Line of credit, net	(969)	12,339
Net cash provided by financing activities	2,269,106	12,339

Net change in cash for the period	1,957,984	(3,427)
Cash at beginning of period	242,768	8,164
Cash at end of period	$2,200,752	$4,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$218	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

Notes to the Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Assisted 4 Living, Inc. (“Assisted,” the “Company,” “we” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended February 28, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020 filed with the SEC on March 1, 2021.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary, Assisted 2 Live, Inc. All material intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company follows ASC 606, ”Revenue from Contracts with Customers.” Revenues are recognized when promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting and other customer-specific services. The five step model defined by ASC 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied.

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

Going forward any additional safety and operational guidance and/or regulations may have a material impact on the operating costs related to our ALF. Such increased operating costs may or may not be offset by increased charges related thereto. Furthermore, the contraction of COVID-19 by any employees or residents of our ALF, and any resulting negative health consequences arising therefrom, may have a materially negative affect on our ability to continue generating revenues from our ALF and could, in extreme cases result in us closing down our ALF due to safety and/or liability concerns

NOTE 2 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at February 28, 2021 and November 30, 2020 consist of the following:

	February 28,	November 30,
	2021	2020
Trade accounts	$5,918	$67,910
Credit card	10,487	18,571
Accrued expense	350,000	24,000
Accrued salary	10,342	16,439
Sales tax payable	335	335
Payroll tax payable	10,136	-
	$387,218	$127,255

NOTE 3 – LOAN PAYABLE

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

On January 19, 2021, the Company recorded $20,590 for other income, on the forgiveness of this PPP Loan.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2021 and 2020, the Company incurred consulting fees from a company controlled by the CEO of our subsidiary, in the total amount of $6,100 and $7,500, respectively.

During the three months ended February 28, 2021 and 2020, the Company paid officer’s salaries of $80,769 and, $0, respectively.

On February 1, 2021 (the “Effective Date”), the Company signed an employment agreement with our new CEO, Louis Collier (“Collier”). Collier will be paid a base salary of $400,000, which will be reassessed and renegotiated in good faith after the Company is profitable over a fiscal year. The Company will also pay Collier a signing bonus of $150,000, which will be payable as follows: $50,000 within five days of the Effective Date (paid); $50,000 within 90 days of the Effective Date; and $50,000 within 180 days of the Effective Date. Collier will also be issued 1,250,000 phantom shares within ten days after the Company approves and adopts a Phantom Equity Plan. The phantom shares will be subject to a phantom unit interest award agreement, which will set forth the vesting of the phantom shares.

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

In accordance with ASC 842, the Company recorded the operating lease ROU Asset and lease liability as follows:

	February 28,	November 30,
	2021	2020
ROU asset	$9,783	$19,542

	February 28,	November 30,
	2021	2020
Operating lease liability:
Current	$7,783	$17,542
Non-Current	-	-
	$7,783	$17,542

Information associated with the measurement of our remaining operating lease obligations as of February 28, 2021 is as follows:

Remaining lease term	0.25 year
Discount rate	1.00%

Future minimum lease payments under operating leases at February 28, 2021 were as follows:

2021	$7,795
Thereafter	-
Total	7,795
Less: Imputed interest	(12)
Operating lease liabilities	$7,783

During the three months ended February 28, 2021 and February 29, 2020, the Company recorded rent expense of $9,739 and $11,140, respectively.

NOTE 6 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of February 28, 2021 and November 30, 2020, the Company had no classes of preferred shares designated.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended February 28, 2021, the Company issued to unaffiliated investors 4,540,000 shares of common stock at $0.50 per share for $2,270,000.

As of February 28, 2021 and November 30, 2020, the Company had 28,690,000 and 24,150,000 common shares issued and outstanding, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2021 through the date these financial statements were issued and determined the following events require disclosure:

During the period from March 6 through April 9, 2021, the Company issued an aggregate of 3,690,000 shares of common stock to 18 investors at a price of $0.50 per share for aggregate proceeds of $1,845,000.

Trillium Healthcare Croup, LLC

The Company entered into a Second Amendment dated April 5, 2021 to that certain Membership Interest Purchase Agreement dated as of January 29, 2021, (the "Purchase Agreement") by and among the Company, Richard T. Mason (“Mason”), G. Shayne Bench (“Bench”) and Trillium Healthcare Group, LLC, a Florida limited liability company (“Trillium”) to acquire all of the issued and outstanding ownership interests of Fairway Healthcare Properties, LLC and Trillium Healthcare Consulting, LLC from Trillium. The Company previously disclosed entering into the Second Amendment in a Current Report on Form 8-K filed with the SEC on April 8, 2021. The Second Amendment amends and restates certain sections of the Purchase Agreement to: (1) provide for an extension of the Company’s due diligence review period; and (2) accommodate a change in the form of the consideration to be paid for the Interests.

The Second Amendment amends and restates Section 5.18(b) of the Purchase Agreement and provides the Company with a longer review period following the Company’s receipt of seller’s initial disclosure schedule. The Company now has until April 15, 2021 to review such material. If any diligence requests or follow-up requests remain unsatisfied, and/or the Company is continuing to negotiate in good faith in connection with information relating to seller’s disclosure schedule, the Company’s review period is automatically extended for 15 days, to April 30, 2021.

The Second Amendment also amends and restates several sections of the Purchase Agreement in connection with a change in the form of the consideration to be paid for the Interests. Certain Sections were amended and restated to provide for: (1) a reduction in the minimum amount of cash seller is required to have on hand at closing from $11,100,000 to $9,100,000; (2) a reduction in the cash purchase price to be paid to the seller from $9,000,000 to $4,000,000, of which $2,000,000 is to be paid at closing and the remaining $2,000,000 paid on or before the earlier of the date that is: (i) 30 days following the closing of a public offering of the Company’s common stock; (ii) ten days following a determination by the Company’s board of directors, in its sole discretion, that Buyer has sufficient surplus cash from which to pay the $2,000,000; or (iii) ten days following the one year anniversary of the transaction closing date; and (3) to offset the reduction in the cash portion of the purchase price, the issuance of shares of the Company’s common stock valued at $5,000,000 (based on a price per share determined at the time of issuance as described in the Second Amendment) on or before the earlier of the date that is: (i) 30 days following the closing of a registered public offering of the Company’s common stock; or (ii) ten days following the one year anniversary of the transaction closing date.

Florida Nursing Facility

On March 10, 2021, the Company entered into an asset purchase Agreement between the Company, 207 Marshall Drive Operations LLC and 803 Oak Street Operations LLC. Each seller is the tenant and operator of a skilled nursing facility located in Florida. On March 1, 2021, each seller filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. The Company previously disclosed entering into the purchase agreement in a Current Report on Form 8-K filed with the SEC on March 16, 2021.

The purchase agreement provides for the sale by the sellers to the Company of the assets associated with the facilities, other than accounts receivables relating to periods prior to the closing, subject to the approval of the Bankruptcy Court and entry of a sale order determining the Company to be the successful bidder, and pursuant to the terms of such sale order. Subject to the terms of the purchase agreement, the Company is acquiring the assets from the sellers in exchange for $2,000,000 and the assumption of certain liabilities. The Company paid a $200,000 deposit upon execution of the purchase agreement, which will be applied to the purchase price at closing. The transaction is expected to close shortly after the sale hearing date currently scheduled for May 13, 2021, subject to the Company’s approval of disclosure schedules to be provided by the sellers, and other customary closing conditions.

Banyan Pediatric Care Centers, Inc.

On March 23, 2021, the Company entered into a Plan of Merger by and among itself, its wholly owned subsidiary, BPCC Acquisition, Inc., a Florida corporation, and Banyan Pediatric Care Centers, Inc., a Florida corporation ("Banyan"). Under the terms of the Plan of Merger, BPCC Acquisition, Inc merged with and into Banyan with Banyan surviving the merger and becoming a wholly-owned subsidiary of the Company (the "Merger"). The Company previously disclosed entering into the Plan of Merger in a Current Report on Form 8-K filed with the SEC on April 8, 2021.

At the effective time of the Merger on March 23, 2021:

•	Banyan’s 49,984,649 outstanding shares of common stock, held by 64 shareholders, were converted into and exchanged for the right to receive 4,165,418 shares of the Company’s validly issued, fully paid and nonassessable shares of common stock, based on an exchange ratio of one (1) share of common stock of the Company for every twelve (12) shares of Banyan common stock. All fractional shares were rounded up to the next whole share. The pre-Merger shareholders of the Company retained an aggregate of 31,230,000 shares of outstanding common stock, representing approximately 79% ownership of the outstanding shares of common stock of the Company post-Merger. Therefore, upon consummation of the Merger, there was not a change in control of the Company.

•	Banyan’s outstanding warrant to purchase 900,000 shares of common stock was converted into and exchanged for a warrant to purchase 75,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.38 per share. The Warrant is exercisable for cash only. The number of shares of common stock deliverable upon exercise of the Warrant is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

•	Banyan’s $2,300,000 of outstanding debt was assumed by the surviving corporation, and the $2,000,000 of such debt that was convertible into 20,000,000 shares of Banyan common stock was converted at $0.50 per share into 4,000,000 shares of common stock of the Company, effective as of April 12, 2021. The $300,000 of outstanding debt, evidenced by a promissory note dated November 6, 2020, accrues interest at the annual rate of 12%, payable on the sixth day of each month in the amount of $3,000 until the maturity date of the Note on November 6, 2021, at which time, the remaining principal balance, if any, shall be due and payable. There is a prepayment charge if any portion of the principal is paid prior to May 6, 2021, then Banyan must pay a prepayment fee calculated as the difference between six (6) months of interest on the amount of principal being prepaid and the amount of interest paid to date on the amount of principal being prepaid.

The Merger was treated as a recapitalization and reverse acquisition of the Company, and Banyan is considered the acquirer, for financial accounting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for period ended February 28, 2021, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this quarterly report, the terms “we,” “us,” “our” and “Company” mean Assisted 4 Living, Inc. , and our wholly-owned subsidiary, Assisted 2 Live, Inc. a Florida corporation, unless otherwise indicated.

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

Our principal executive office is located at 6801 Energy Court, Suite 201 Sarasota, Florida 34240 and our telephone number is (888) 609-1169. Our office is provided to us at no charge by our largest shareholder and former President. Our corporate website is www.assisted4living.com.

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

Going forward any additional safety and operational guidance and/or regulations may have a material impact on the operating costs related to our ALF. Such increased operating costs may or may not be offset by increased charges related thereto. Furthermore, the contraction of COVID-19 by any employees or residents of our ALF, and any resulting negative health consequences arising therefrom, may have a materially negative affect on our ability to continue generating revenues from our ALF and could, in extreme cases result in us closing down our ALF due to safety and/or liability concerns.

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

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended February 28, 2021, which are included in this report.

For the Three Months Ended February 28, 2021 Compared to the Three Months Ended February 29, 2020

	Three Months Ended
	February 28,	February 29,
	2021	2020	Change
Revenue	$212,105	$212,896	$(791)
Operating expenses	782,534	218,040	564,494
Other income (expense)	18,969	13	18,956
Net loss	$(551,460)	$(5,131)	$(546,329)

We recognized revenue of $212,105 for the three months ended February 28, 2021, compared to $212,896 for the three months ended February 29, 2020.

Operating expenses for the three months ended February 29, 2021 increased to $782,534 from $218,040 for the three months ended February 29, 2020. Operating expenses consist of direct costs, salary expenses, general and administrative and professional fees. The increase in operation expenses was primarily due to increase in professional fees (legal and accounting) of $465,162 related to due diligence for acquisitions. There were additional increases in direct cost and supply costs of $33,568, reduction in general and administration of $21,052, and increased salary expenses of $86,816 related to executive compensation.

Other income (expenses) for the three months ended February 28, 2021, consists of loan forgiveness of $20,590 pursuant to Paycheck Protection Program established under the Cares Act (the “PPP Loan”) offset by interest expenses related to line of credit of $1,621.

Our net loss for the three months ended February 28, 2021 increased to $551,460 from $5,131 for the three months ended February 29, 2020 as a net result of the factors mentioned above.

Liquidity and Capital Resources

The following table provides selected financial data about us as of February 28, 2021 and November 30, 2020.

Working Capital

	February 28,	November 30,
	2021	2020	Change
Cash	$2,200,752	$242,768	$1,957,984

Current Assets	$2,207,187	$245,268	$1,961,919
Current Liabilities	417,787	184,167	233,620
Working Capital	$1,789,400	$61,101	$1,728,299

As of February 28, 2021, our working capital increased to $1,789,400, primarily due to an increase in cash offset by an increase in current liabilities.

As of February 28, 2021 and November 30, 2020, current assets consisted of cash, accounts receivable and other current assets. The increase in cash was primarily due to the issuance of 4,540,000 shares for proceeds of $2,270,000.

As of February 28, 2021, current liabilities consisted of $387,218 accounts payable and accrued liabilities, $3,955 line of credit, $7,783 lease liability, $10,400 deferred revenue and customer deposit and $8,431 payable to a related party. As of November 30, 2020, current liabilities consisted of $127,255 accounts payable and accrued liabilities, $20,590 loan payable, $4,924 line of credit, $5,500 deferred revenue and customer deposits, $17,542 lease liability and $8,356 payable to a related party.

Cash Flows

	Three Months Ended
	February 28,	February 29,
	2021	2020	Change
Cash used in operating activities	$(311,122)	$(15,766)	$(295,356)
Cash provided by financing activities	2,269,106	12,339	2,256,767
Net change in cash for period	$1,957,984	$(3,427)	$1,961,411

Cash Flow from Operating Activities

During the three months ended February 28, 2021, we used $311,122 cash in operating activities, compared to $15,766 cash used in operating activities during the three months ended February 29, 2020. The cash used in operating activities for the three months ended February 28, 2021, was attributed to net loss of $551,460, which was increased by forgiveness of loan payable of $20,590 and decreased by a net change in current assets and liabilities of $260,928. The cash used in operating activities for the three months ended February 29, 2020, was attributed to net loss of $5,131, which was increased by a net change in current assets and liabilities of $10,635.

Cash Flow from Investing Activities

During the three months ended February 28, 2021 and February 29, 2020, we did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended February 28, 2021, we received $2,270,000 from issuance of 4,540,000 shares of common stock to investors, $75 from related party and a net change of $969 on the line of credit.

During the three months ended February 29, 2020, we received $13,000 from a bank line of credit and paid principal line of credit of $541 and interest of $120.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended February 28, 2021, we sold an aggregate of 4,540,000 shares of our common stock to 24 investors at a price of $0.50 per share for an aggregate purchase price of $2,270,000. The offers, sales and issuances of shares were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of shares in each of these transactions acquired the shares for investment only and not with a view to or for sale in connection with any distribution thereof and represented to us that they could bear the risks of the investment and could hold the securities for an indefinite period of time, and appropriate legends were affixed to the shares issued in these transactions. Each of the recipients of shares in these transactions represented to us in connection with their purchase that they were an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date

2.1	Membership Interest Purchase Agreement by and among Assisted 4 Living, Inc., Richard T. Mason, G. Shayne Bench and Trillium Healthcare Group, LLC dated as of January 29, 2021.	8-K	2.1	February 2, 2021
3.1	Articles of Incorporation	S-1	3.1	August 23, 2018
3.2	By-Laws	S-1	3.2	August 23, 2018
(21)	Subsidiaries of the Registrant
21.1	Assisted 2 Live, Inc., a Florida corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: April 14, 2021	/s/ Louis Collier, Jr.
Louis Collier, Jr.
Chief Executive Officer (principal executive officer)

