Form 10-Q
period 2021-03-31
ASSISTED 4 LIVING, INC.
filed 2021-05-19
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

(855) 668-3331

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

The number of shares of the issuer’s common stock outstanding as of May 17, 2021 was 40,345,418 shares, par value $0.0001 per share.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

[BANYAN PEDIATRIC CARE CENTERS, INC., A WHOLLY OWNED SUBSIDIARY]

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$3,441,841	$345,982
Accounts receivable, net allowance for doubtful accounts	102,020	97,073
Prepaid expenses and other current assets	408,397	207,592
Assets of discontinued operations	45,777	-
Total current assets	3,998,035	650,647

Lease right of use asset	3,917,812	3,977,988
Goodwill	3,431,148	3,431,148
Leasehold improvements, net of accumulated amortization	2,571,910	2,614,391
Property and equipment, net	152,376	128,475

Total assets	$14,071,281	$10,802,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts current	$393,899	$2,385,010
Accrued interest, included related party	95,079	48,601
Accounts payable and accrued expenses	572,891	148,180
Loan payable – other	66,851	63,907
Lease liability - current portion	198,759	189,397
Liability to issue shares of common stock	2,325,000	-
Deferred revenue	25,703	25,703
Liabilities of discontinued operations	53,929	-
Total current liabilities	3,732,111	2,860,798

Lease liability - net of current portion	3,821,666	3,864,321
Notes payable, net of discounts and current portion	298,498	322,490

Total liabilities	7,852,275	7,047,609

Stockholders’ equity:
Common stock, par value $0.0001; 100,000,000 shares authorized, 35,395,418 and 4,165,418 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,540	417
Additional paid-in capital	10,500,222	7,460,348
Subscription receivable	-	(30)
Accumulated deficit	(4,284,756)	(3,705,695)
Total stockholders’ equity	6,219,006	3,755,040

Total liabilities and stockholders’ equity	$14,071,281	$10,802,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

[BANYAN PEDIATRIC CARE CENTERS, INC., A WHOLLY OWNED SUBSIDIARY]

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

Program revenue	$601,115	$-
Rental income	5,625	-
Other revenue	185	915
Net revenue	606,925	915

Cost of services provided	232,460	-

Gross profit	374,465	915

Operating expenses
Salaries and payroll expense	293,114	245,712
General and administrative	298,200	99,083
Lease expense	141,675	24,061
Professional fees	95,691	62,800
Marketing and advertising	5,670	12,631
Depreciation and amortization expense	50,583	-
Total operating expenses	884,933	444,287

Loss from operations	(510,468)	(443,372)

Other expense
Interest expense	(59,516)	(3)
Total other expense	(59,516)	(3)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(569,984)	(443,375)

Income taxes	-	-

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(569,984)	(443,375)

LOSS FROM DISCONTINUED OPERATIONS	(9,077)	-

Net loss	$(579,061)	$(443,375)
Loss per share - basic and diluted - Continuing operations	$(0.08)	$(0.11)
Loss per share - basic and diluted - Discontinued operations	$(0.00)	$-
Weighted average number of shares outstanding - basic and diluted	7,288,419	4,008,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

[BANYAN PEDIATRIC CARE CENTERS, INC., A WHOLLY OWNED SUBSIDIARY]

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2021

(UNAUDITED)

	Common Stock		Additional			Total
	Number of		paid-in	Subscription	Accumulated	stockholders’
	shares	Amount	Capital	Receivable	deficit	deficit
For the Three Months Ended March 31, 2020

Balance at December 31, 2019	4,008,443	401	6,618,364	(170)	(2,407,760)	4,210,835

Net loss for the period	-	-	-	-	(443,375)	(443,375)

Balance at March 31, 2020	4,008,443	401	6,618,364	(170)	(2,851,135)	3,767,460

For the Three months ended March 31, 2021
		-	-		-
Balance at December 31, 2020	4,165,418	417	7,460,348	(30)	(3,705,695)	3,755,040

Collection on subscription receivable	-	-	-	30	-	30

Shares issued for Acquisition	31,230,000	3,123	3,039,874	-	-	3,042,997

Net loss for the period	-	-	-		(579,061)	(579,061)

Balance at March 31, 2021	35,395,418	3,540	10,500,222	-	(4,284,756)	6,219,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

[BANYAN PEDIATRIC CARE CENTERS, INC., A WHOLLY OWNED SUBSIDIARY]

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(579,061)	$(443,375)
Adjustments to reconcile net loss to cash used in operating activities:
Net loss from discontinued operations	(9,077)	-
Non-cash operating lease expense	26,883	(4,070)
Depreciation and amortization	50,583	-
(Increase) decrease in assets
Prepaid expenses	(200,805)	4,564
Accounts receivable	(4,947)	-
Increase (decrease) in liabilities
Accounts payable	-	(13,420)
Accrued payroll and other expenses	441,940	28,544
Accrued interest	46,478	-
Cash used in operating activities	(228,006)	(427,757)

Cash flows from investing activities
Cash from acquisition	3,042,997	-
Purchase of property and equipment	(32,003)	-
Cash provided by investing activities	3,010,994	-

Cash flows from financing activities
Repayment of principal on notes payable to individuals and companies	(15,103)	-
Proceeds from the sale of common stock issued and issuable	325,030	139
Proceeds from other notes payable	2,944	11,746
Cash provided by financing activities	312,871	11,885
Net increase (decrease) in cash	3,095,859	(415,872)

Cash, beginning of year	345,982	4,044,700
Cash, end of period	$3,441,841	$3,628,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13,037	$-
Taxes paid
NON-CASH ITEMS
Recognition of lease liability and right of use asset at inception	$-	$1,897,995
Conversion of notes payable and accrued interest for common stock	$2,000,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

[BANYAN PEDIATRIC CARE CENTERS, INC., A WHOLLY OWNED SUBSIDIARY]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Assisted 4 Living, Inc. (“the Company,” “we”, “our” or “us”) was incorporated in the state of Nevada on May 24, 2017 and is based in Sarasota, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is December 31.

As discussed in NOTE 4, on March 23, 2021, we entered into a Plan of Merger with our wholly-owned subsidiary, BPCC Acquisition, Inc., a Florida corporation (“Merger Sub”) and Banyan Pediatric Care Centers, Inc. (“Banyan”). Under the terms of the Plan of Merger, Merger Sub merged with and into Banyan with Banyan surviving the merger (the “Surviving Entity”) and becoming a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger, we succeeded to the business of Banyan. The Merger has been treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes, and Banyan is considered the acquirer for financial reporting purposes. This means that the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Banyan before the Merger in this Quarterly Report and future filings with the SEC

Through Banyan, we operate three pediatric extended care centers (“PPECs”) is southwest Florida. A PPEC is a nurse-staffed pediatric day care center for medically complex children age birth to 21 years. Our staff includes Registered Nurses (RNs), Licensed Practical Nurses (LPNs), Certified Nursing Assistants (CNAs) and Caregivers, who attend to the children’s medical conditions throughout the day in classroom, dining, play, and clinical settings. Banyan is fully licensed and accepts Florida Medicaid.

We are headquartered at 6801 Energy Court, Suite 201 Sarasota, Florida 34240.

The corporate website is www.assisted4living.com.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. We are closely monitoring developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, as well as its residential and consulting clients.

To date COVID-19 has not substantially negatively impacted our revenues or operations. Our evaluations of our practices, procedures, and operations, related to COVID-19, is ongoing. Additional updates to policies, procedures and operations will occur as best practices are adopted and as we deem necessary or advisable, or as further governmental guidance or regulations are implemented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021. As of March 23, 2021 we had discontinued operations reflected in the accompanying unaudited condensed consolidated financial statements. As a result of the Plan of Merger completed on March 23, 2021 (see NOTE 4) we have changed our year end reporting period from November to December.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and the wholly-owned subsidiaries, Banyan Pediatric Care Centers, Inc, Banyan Pediatric Care Centers – OPS, LLC, Banyan Pediatric Care Centers – St. Petersburg, LLC, Banyan Pediatric Care Centers, - Pasco, LLC and Banyan Pediatric Care Centers – Sarasota, LLC and the discontinued operations of Assisted 2 Live, Inc., the wholly owned subsidiary that was discontinued as of March 23, 2021. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s condensed consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

The Company’s accounts receivable from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of the Company’s facilities’ cash collections and contractual write-offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on the Company’s financial condition or results of operations. The Company’s collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The Company analyzes accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

Allowance for Doubtful Accounts, Contractual and Other Discounts

Management estimates the allowance for contractual and other discounts based on its historical collection experience and contracted relationship with the payers. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account may be written-off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made.

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable approximate their respective fair values due to the short- term nature. The carrying amount of the line of credit and note payable approximates fair values due to their market interest rates. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Depreciation of owned assets and amortization of leasehold improvements are computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in other income (expense) for the year. Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. There was no goodwill impairment for the years presented.

The Company tests goodwill for impairment on an annual basis, and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of the conversion option embedded in convertible debt. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

We follow ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We derive our revenues from the rendering of services, such as skilled nursing services. The five-step model defined by ASC 606 requires us to: (i) identify our contracts with customers, (ii) identify our performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to our performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied.

Reimbursement rates to provide skilled nursing services in our PPEC facilities are determined by the Medicaid program. Fees are billed to the Medicaid program and other payors weekly following the Medicaid billing guidelines.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – ACCRUED LIABILITIES

Our accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020

Accounts payable	$70,675	$16,298
Credit card	-	1,050
Accrued expenses	354,193	130,832
Accrued salary	139,952	-
Payroll tax payable	8,070	-
	$572,890	$148,180

NOTE 4 – BANYAN MERGER

On March 23, 2021, we entered into a Plan of Merger with Merger Sub and Banyan. Under the terms of the Plan of Merger, Merger Sub merged with and into Banyan with Banyan as the Surviving Entity and wholly-owned subsidiary of the Company. The Merger was effective on March 23, 2021.

The Merger has been treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes, and Banyan is considered the acquirer for accounting purposes. This means that the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Banyan.

In connection with the Merger, we issued 4,165,418 shares of our common stock in exchange for 49,984,649 outstanding shares of Banyan’s common stock held by 64 shareholders, based on an exchange ratio of one (1) share of our common stock for every twelve (12) shares of Banyan common stock. We also issued a warrant to purchase 75,000 shares of our common stock (the “Warrant”) in exchange for a warrant to purchase 900,000 shares of Banyan’s common stock. The Warrant is held by one investor and is exercisable for cash only until May 2, 2030 at an exercise price of $0.38 per share. The number of shares of common stock deliverable upon exercise of the Warrant contains provisions for standard anti-dilution adjustments.

The Surviving Entity assumed Banyan’s $2,300,000 of outstanding debt, and the $2,000,000 of such debt that was convertible into 20,000,000 shares of Banyan common stock was converted at $0.50 per share into 4,000,000 shares of our common stock, effective as of March 30, 2021. The remaining $300,000 of outstanding debt, evidenced by a promissory note dated November 6, 2020 (the “Note”), accrues interest at the annual rate of 12%. Interest is payable on the sixth day of each month in the amount of $3,000 until the maturity date of the Note on November 6, 2021, at which time, the remaining principal balance, if any, is due and payable.

NOTE 5 – DISCONTINUED OPERATIONS

On April 30, 2021, our Board of Directors (the “Board”) approved the discontinuance of our wholly-owned subsidiary, Assisted 2 Live, Inc. (the “Discontinued Subsidiary”). The operations of the Discontinued Subsidiary are reflected on our condensed consolidated statement of operations from the date of the Merger as a loss from discontinued operations in the amount of $9,077.

The April 30, 2021 Board decision was the result of the Purchase and Sale Option Agreement (the “Option Agreement”) with Romulus Barr (“Barr”) which we entered into on November 7, 2020. The Option Agreement provided us with the option to sell all of our interest in Assisted 2 Live, Inc., consisting of 1,000 shares of common stock of the Discontinued Subsidiary, to Barr in exchange for 200,000 shares of our common stock (the “Shares”) held by Barr. The returned Shares were cancelled, and included in authorized but unissued shares of common stock of the Company. The number of issued and outstanding shares of common stock was decreased by 200,000 as of April 30, 2021.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the three months ended:

	March 31, 2021	December 31, 2020
Current assets of discontinued operations	$15,928	$-
Non-current assets of discontinued operations	29,849	-
	$45,777	$-

Current liabilities of discontinued operations	$53,929	$-
	$53,929	$-

The following table presents cash flows of discontinued operations for the three months ended March 31:

	2021	2020
Net cash used in discontinued operating activities	$(14,386)	$-
Net cash from discontinued investing activities	-	-
Net cash from discontinued financing activities	-	-
	$(14,386)	$-

	Three months ended March 31,
	2021	2020
Net revenues	$5,362	$-
Cost of net revenues	-	-
Gross profit	5,362	-

Operating expenses:
Salary and tax expense	12,890	-
General and administrative	763	-
Lease expense	733	-
Total operating expenses	14,386	-

Income from operations of discontinued operations	(9,024)	-
Interest and other, net	(53)	-
Income from discontinued operations before income taxes	(9,077)	-
Provision for income taxes	-	-
Income from discontinued operations, net of income taxes	$(9,077)	$-

NOTE 6 – NOTES PAYABLE

Notes payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
a. Excel Family Partners, LLLP / Banyan Pediatric Investment, Inc. (Sep 2020)	$-	$2,000,000
b. NuView Trust Co. (Nov 2020)	300,000	300,000
c. Grand Trinity Plaza, LLC (Dec 2020)	392,397	407,500
	$692,397	$2,707,500

a)	On September 18, 2020, through Banyan, we entered into a Convertible Note and Securities Purchase Agreement with two investors for the aggregate principal in the amount of $2,000,000. The note had a maturity date of September 18, 2022 and an interest rate of 8% to be paid quarterly. The principal was funded by two investors (“Purchasers”), both related parties. Excel Family Partners, LLLP invested $1,500,000 and Banyan Pediatric Investments, LLC invested $500,000. The proceeds of this note were used for operational expenses and for the payment of the remainder of the buildout of the Pasco County and the Sarasota locations. Written consent from shareholders holding a majority of the issued and outstanding shares of common stock of Banyan was obtained, not including such shares currently held by the Purchasers or their affiliates, consenting to the note contemplated hereby, in a form and substance acceptable to the Purchasers, in their respective reasonable discretion. Both Purchasers were permitted to convert their respective portions of the note at a conversion price of $0.10 per share. Subsequent to the Merger (see NOTE 4), the Board revised the conversion price of the note to $0.50 per share. Effective March 30, 2021 the Purchasers exercised their right to convert all outstanding principal. As of March 31, 2021 and December 31, 2020, there was $90,740 and $45,589 of accrued interest, respectively and is reflected in accrued interest balances on the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020.

b)

On November 6, 2020, through Banyan, we entered into a one-year note in the principal amount of $300,000 with NuView Trust Company. The note has a 12% interest rate with interest only payments until date of maturity. The proceeds of this no were used for operational expenses and for the payment of the remainder of the buildout of the Pasco County and the Sarasota locations. As of March 31, 2021 and December 31, 2020 there was no accrued interest. (see NOTE 4)

c)

On December 15, 2020, through Banyan Pediatric Care Centers – Pasco, LLC, we entered into a note payable with Grand Trinity Plaza, LLC in the principal amount of $407,500, which is guaranteed by Banyan. The term of the note is 48 months with an interest rate of 6%. The maturity date of the note is January 1, 2025. The note is in conjunction with the 84-month facility lease for the Pasco County location, pursuant to which the landlord also provided the construction of the buildout and financed $407,500 of the construction costs.

NOTE 7 – LEASEHOLD IMPROVEMENTS

The Company had the following leasehold improvements as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	Amortization Period
Leasehold improvements	$2,669,047	$2,669,047	15-17 years
Less: amortization	(97,137)	(54,656)

Net	$2,571,910	$2,614,391

During the year ended December 31, 2020, we recorded $2,669,047 of leasehold improvements. These amounts include costs related to the build out of the Sarasota location in the amount of $1,245,950. These costs will be amortized over the expected term of the lease including extensions that management expects to be 15 years. We also recorded costs in the amount of $1,021,793 related to the New Port Richey location buildout. The expected amortization of the improvements for the New Port Richey location is 17 years. Also recorded were $401,303 of improvements as part of the St. Petersburg-Kidz Club Acquisition. The expected amortization of the improvements for the St. Petersburg location is 15 years.

Amortization expense for the three months ended March 31, 2021 and 2020 was $42,481 and $0, respectively.

NOTE 8 – OPERATING LEASES

On August 24, 2019, through Banyan Pediatric Care Centers-Sarasota, LLC, we entered into an operating lease with Northeast Plaza Venture I, LLC for the premises located in the Northeast Plaza Shopping Center located on the Northeast corner of 17th Street & Lockwood Ridge Road, in the County of Sarasota, Florida. The initial term of the lease is five years with minimum annual rent of $180,000. The landlord granted rent abatement for this lease until February 24, 2020. The lease end date, including two successive 5-year renewal options, is January 31, 2035. A right of use asset and lease liability in the amount of $1,899,869 associated with this lease was recognized. This lease is treated as an operating lease for accounting purposes.

On October 15, 2019, through Banyan, we entered into an assignment and assumption of lease agreement with The Kidz Club – St. Pete, LLC whereby we assumed approximately 12,137 square feet of space at the southeast corner of 3rd Avenue S. and 9th Street N., Webb’s Plaza, St. Petersburg, FL 33701. The minimum annual rent for the first year of the lease was $113,681. The current lease termination date, with extensions expected to be exercised, is October 31, 2024. Upon the exercise of each extension the base rent shall increase by 1.5%. This assignment of lease was subject to the terms of the Asset Purchase Agreement with The Kidz Club-St. Pete, LLC. A right of use asset and lease liability in the amount of $875,539 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

Effective April 1, 2020, through Banyan Pediatric Care Centers – Pasco, LLC, we entered into an 84-month facility lease with Grand Trinity Plaza, LLC for the premises located in the shopping center known as the Grand Trinity Plaza located in New Port Richey, Florida. The initial term of the lease had a minimum annual base rent of $94,500. The landlord granted rent abatement until September 2020. The lease end date, including two successive 5-year renewals is August 31, 2037. A right of use asset and lease liability in the amount of $1,143,743 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

On June 9, 2020, through Banyan, we entered into a 63-month copier lease with Dex Imaging. The lease was for one copier and a printer. The minimum annual lease payment is $5,376 with annual increases not to exceed 12% annually. This lease will auto renew in 12-month increments. The equipment under this lease has a fixed $1 payment buyout option. This equipment was purchased for the St. Petersburg location. A right of use asset and lease liability in the amount of $16,066 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

On August 25, 2020, through Banyan, we entered into a 60-month financing agreement with Ascentium Capital LLC for two 2020 Turtletop Terra Transit passenger buses for the St. Petersburg location. This lease is considered an operating lease for accounting purposes because the lease period is less than the economic life of the asset being leased. Minimum annual rent payments under this lease are $24,859. At our discretion, we may exercise a purchase option, by giving written notice no later than 30 days but not more than 120 days before the expiration of the initial term. The purchase option price is $23,920 for each bus, based on reasonably predicted fair market value. A right of use asset and lease liability in the amount of $102,393 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

On October 20, 2020, through Banyan, we entered into a 60-month financing agreement with Ascentium Capital LLC for a 2020 Eldorado National Advance 220 p/t 14 passenger bus for the St. Petersburg location. This lease is considered an operating lease for accounting purposes because the lease period is less than the economic life of the asset being leased. Minimum annual rent payments under this lease are $13,381. At our discretion, we may exercise a purchase option, by giving written notice no later than 180 days but not more than 360 days before the expiration of the initial term. The purchase option price is $12,891 based on reasonably predicted fair market value. A right of use asset and lease liability in the amount of $55,345 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

In accordance with ASC 842, we recorded the operating lease right of use asset and lease liability as follows:

	March 31, 2021	December 31,2020
Right of Use (ROU) asset	$3,917,812	$3,977,988

	March 31, 2021	December 31, 2020
Operating lease liability:
Current	$198,759	$189,397
Non-Current	3,821,666	3,864,321
Total	$4,020,425	$4,053,718

NOTE 8 – OPERATING LEASES (CONTINUED)

Maturity of Operating Lease Liability for fiscal year ended December 31,

2021 (nine months)	$156,105
2022	213,747
2023	232,829
2024	251,264
2025	267,134
After 2025	2,899,346
Total lease liability	$4,020,425

Information associated with the measurement of our remaining operating lease obligations as of March 31, 2021 is as follows:

The operating leases range from a term of 2.48 years to 16.68 years with a weighted average lease term of 13.35 years.

The weighted average discount rate is 6.07%.

The lease expense for the three months ended March 31, 2021 and 2020 was $141,675 and $24,061, respectively.

NOTE 9 - EQUITY

Preferred Stock

We have authorized 25,000,000 preferred shares with a par value of 0.0001 per share. The Board is authorized to divide the authorized preferred shares into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of March 31, 2021 and December 31, 2020, we had no classes of preferred shares designated.

Common Stock

We have authorized 100,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of March 31, 2021, we had 35,395,418 common shares issued and outstanding.

NOTE 9 – EQUITY (CONTINUED)

Fiscal Year 2021

On March 23, 2021, we entered into a Plan of Merger with Banyan (See NOTE 4).

In connection with the Merger, we issued 4,165,418 shares of our common stock in exchange for 49,984,649 outstanding shares of Banyan’s common stock held by 64 shareholders, based on an exchange ratio of one (1) share of our common stock for every twelve (12) shares of Banyan common stock.

In conjunction with the Merger, the previously issued 31,230,000 shares of common stock of the Company prior to the Merger were deemed issued for the Merger.

During the period of February 11, 2021 through March 31, 2021 we issued shares of common stock at $0.50 per share for an aggregate consideration of $3,540,000

On March 31, 2021, we had recorded a liability to issue shares in the amount of $325,000 to record stock purchases of 650,000 common shares at $0.50 per share that were to be issued in the following month, April 2021. On March 30, 2021, the Noteholders of the $2,000,000 convertible note exercised their right to convert the note (see NOTE 4). The shares were not issued as of March 31,2021. The conversion was recorded as a liability to issue shares in the amount of $2,000,000, as reflected on our condensed consolidated balance sheet.

Fiscal Year 2020

During the year ended December 31, 2020, $140 was received against a subscription receivable balance for the 2019 authorization of the issuance of Founders shares. On December 31, 2020, we had a subscription receivable of $30 for shares issued where payments were not received.

On September 19, 2020, we issued 2,000,000 restricted common shares to a noteholder for the conversion of $500,000 of note principal.

Warrants

In association with the September 27, 2019 Asset Purchase Agreement (The Kidz Club St Pete, LLC), we issued 75,000 common stock warrants (post-merger exchange adjusted) having an exercise price of $0.38 per share. These warrants have an expiration of September 27, 2029.

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2020	-	-	-	$-

Granted	75,000	$0.38	10.0 Years	$-
Expired	-	-	-
Exercised	-	-	-

Outstanding at December 31, 2020	75,000	$0.38	9.74 Years	$-

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable March 31, 2020	75,000	$0.38	9.49 Years	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

On February 1, 2021 (the “Effective Date”), we signed an employment agreement with our new CEO, Louis Collier (“Collier”). Collier will be paid a base salary of $400,000, which will be reassessed and renegotiated in good faith after we are profitable over a fiscal year. Collier will also receive a signing bonus of $150,000, which will be payable as follows: $50,000 within five days of the Effective Date (paid); $50,000 within 90 days of the Effective Date; and $50,000 within 180 days of the Effective Date. Collier will also be issued 1,250,000 phantom shares within ten days after the approval and adoption a Phantom Equity Plan. The phantom shares will be subject to a phantom unit interest award agreement, which will set forth the vesting of the phantom shares.

On March 23, 2021, we entered into a Plan of Merger (See NOTE 4) whereas we assumed debt of $2,000,000 that was convertible into 20,000,000 shares of common stock. After the Merger the debt was converted into 4,000,000 restricted common shares of the Company at $0.50 per share. One of the debt holders is majority owned by a director of the Company. As of March 31, 2021, these shares were not issued and are reflected as share liability on our condensed consolidated balance sheet.

During the three months ended March 31, 2021 and 2020, we compensated members of the Board $20,769 and $0, respectively.

As of March 31, 2021, we had accrued payroll of $60,000 and accrued interest on that payroll in the amount of $4,340 for the President and the Chief Financial Officer of Banyan. These unpaid amounts were the result of 2020 furloughed salaries. Interest is being accrued on these unpaid balances effective May 15, 2020 at a rate of 8% per annum and is reflected in accrued interest balance as of March 31, 2021 and December 31, 2020 on the condensed consolidated balance sheet. Accrued salaries of $60,000 is reflected in accrued liabilities at March 31, 2021 and December 31, 2020 on the condensed consolidated balance sheet.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated subsequent events from March 31, 2021 through the date these financial statements were issued and determined the following events require disclosure:

Subsequent to March 31, 2021, we issued additional shares of restricted common stock as follow: (i) 1,150,000 shares to five (5) investors at a price of $0.50 per share for aggregate proceeds of $575,000, including $325,000 issuance to satisfy the liability to issue shares; and (ii) 4,000,000 shares for note conversion.

On April 30, 2021, pursuant to the Option Agreement, the number of issued and outstanding shares of common stock was decreased by 200,000 (see NOTE 5).

Discontinued Operations

See NOTE 5 – DISCONTINUED OPERATIONS regarding the discontinuance of the operations in our wholly-owned subsidiary, Assisted 2 Live, Inc.

Trillium Healthcare Group, LLC

On April 29, 2021, we entered into a Third Amendment (the “Third Amendment”) to a Membership Interest Purchase Agreement dated as of January 29, 2021 (the “Purchase Agreement”), by and among the Company, Richard T. Mason (“Mason”), G. Shayne Bench (“Bench”) and Trillium Healthcare Group, LLC, a Florida limited liability company (“Trillium”) to acquire all of the issued and outstanding ownership interests of Fairway Healthcare Properties, LLC and Trillium Healthcare Consulting, LLC from Trillium.

Among other things, the Third Amendment extends the date to May 28, 2021, after which either party may terminate the Purchase Agreement if the closing has not yet occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for period ended March 31, 2021, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this quarterly report, the terms “we,” “us,” “our” and the “Company” means, collectively, Assisted 4 Living, Inc. (“A4L””) and its wholly-owned subsidiaries, Banyan Pediatric Care Centers, Inc, Banyan Pediatric Care Centers – OPS, LLC, Banyan Pediatric Care Centers – St Petersburg, LLC, Banyan Pediatric Care Centers – Sarasota, LLC and Banyan Pediatric Care Centers – Pasco, LLC, unless otherwise indicated.

General Overview

A4L was incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. On March 23, 2021, A4L entered into a Plan of Merger (the “Plan of Merger”) with its wholly-owned subsidiary, BPCC Acquisition, Inc., a Florida corporation (“Merger Sub”), and Banyan Pediatric Care Centers, Inc., a Florida corporation (“Banyan”).

Under the terms of the Plan of Merger, Merger Sub merged with and into Banyan with Banyan surviving the merger and becoming a wholly-owned subsidiary of A4L (the “Merger”).

A4L also had a wholly-owned subsidiary, Assisted 2 Live, Inc., a Florida corporation (“A2L”), which was incorporated on June 15, 2017. On April 30, 2021, the Board of Directors of A4L approved the discontinuance of the operations in A2L. The operations of A2L are reflected on our condensed consolidated statement of operations for the last eight days of the three month period ended March 31, 2021 as a loss from discontinued operations.

Our principal executive office is located at 6801 Energy Court, Suite 201 Sarasota, Florida 34240 and our telephone number is (855) 668-3331. Our office is provided to us at no charge by our largest shareholder and former President. Our corporate website is www.assisted4living.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

Banyan was organized under the laws of the State of Florida on January 15, 2019 for the purpose of providing health care services for medically fragile and chronically ill children. Specifically, to open and operate Prescribed Pediatric Extended Care (“PPEC”) centers in the State of Florida. Our PPEC centers provide, among other services, daily medical care for medically fragile and chronically ill children whose current locations are in Florida.

PPEC centers provide up to 12 hours of daily care for families struggling with the unique and complex medical needs of their children and allow the parents of children with special needs some independence and the opportunity to still pursue their professional goals.

On May 1, 2020, we acquired a PPEC facility located in St. Petersburg, FL. The facility is licensed to provide PPEC services for up to 81 children. All State and County accreditations to run the facility through January 2022 are in place.

On October 12, 2019, we entered into a lease for commercial real estate in New Port Richey Florida. The lease commenced on September 1, 2020 with an initial term of 7 years. Construction for this location has been completed and we are in the process of applying for the necessary licenses and certifications to provide PPEC services at this location.

On August 24, 2019, we entered into a lease for commercial real estate in Sarasota Florida. The lease commenced on February 1, 2020 with an initial term of 5 years. Construction for this location has been completed and we are in the process of applying for the necessary licenses and certifications to provide PPEC services at this location.

Regulatory Matters

Health care operations are highly regulated by both state and federal government agencies. Regulation of health care services is an ever-evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and interpretive guidance occur frequently. In addition, government agencies may impose taxes, fees or other assessments upon Banyan at any time.

Banyan is also subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring person or entity and the entity providing the service. Federal laws governing our activities include regulation under the Medicare and Medicaid programs. Federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims. Government enforcement authorities have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry.

Changes in or new interpretations of these laws could have an adverse effect on our methods and costs of doing business. Further, failure by Banyan to comply with such laws could adversely affect the ability to continue to provide, or receive reimbursement for, our services, and could subject Banyan and its officers and employees to civil and criminal penalties. There can be no assurance that Banyan will not encounter regulatory impediments that could adversely affect the ability to open facilities or to expand the services currently planned to provide at the facilities.

HIPAA, HITECH Act, State Privacy Laws and Breach Notification Laws.

HIPAA and the regulations adopted under HIPAA are intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims and related transactions.

The HITECH Act modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic health records, expanding enforcement mechanisms, and increasing penalties for violations.

On January 25, 2013, the U.S. Department of Health and Human Services (“HHS”), as required by the HITECH Act, issued the Final Omnibus Rules that provide final modifications to HIPAA rules to implement the HITECH Act.

The HITECH Act also contains a number of provisions that provide incentives for states to initiate certain programs related to health care and health care technology, such as electronic health records. While provisions such as these will not apply to us directly, states wishing to apply for grants under the HITECH Act, or otherwise participating in such programs, may impose new health care technology requirements on us through our expected contracts with state Medicaid agencies.

All health plans are considered covered entities subject to HIPAA. HIPAA generally requires health plans, as well as their providers and vendors, to: (1) protect patient privacy and safeguard individually identifiable health information; and (2) establish the capability to receive and transmit electronically certain administrative health care transactions, such as claims payments, in a standardized format.

Specifically, the HIPAA Privacy Rule regulates use and disclosure of individually identifiable health information, known as “protected health information” (“PHI”). The HIPAA Security Rule requires covered entities to implement administrative, physical and technical safeguards to protect the security of electronic PHI. Certain provisions of the security and privacy regulations apply to business associates (entities that handle PHI on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. Furthermore, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

HIPAA violations by covered entities may result in civil and criminal penalties. Covered entities could face civil monetary penalties up to an annual maximum of $1,500,000 for uncorrected violations based on willful neglect. HHS enforces the regulations and performs audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory, are statutorily required. HHS may also resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

Banyan enforces a HIPAA compliance plan, which complies with the HIPAA privacy and security regulations. Banyan also has dedicated resources to monitor compliance with our HIPAA compliance program.

Banyan, its providers, and certain of its vendors are also subject to numerous other privacy and security laws and regulations at the federal and state levels. Banyan remains subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and violations may result in additional penalties.

Fraud and Abuse Laws. Federal and state enforcement authorities have prioritized the investigation and prosecution of health care fraud, waste and abuse. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members, billing for unnecessary medical services by a provider and improper marketing and violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although Banyan has structured a compliance program with care in an effort to meet all statutory and regulatory requirements, our policies and procedures will be continuously under review and subject to updates and our training and education programs will always be evolving. We intend to invest significant resources towards our compliance efforts.

False Claims Act. We are subject to federal and state laws and regulations that apply to the submission of information and claims to various agencies. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a “whistleblower” such as a disgruntled former associate, competitor or member) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. A number of states, including Florida, have adopted false claims acts that are similar to the federal False Claims Act.

Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs (the “Programs”), we are subject to federal and state laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations which, among other provisions, prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers for which payments are made by a governmental health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Programs and imprisonment of responsible individuals. In addition, HIPAA expanded the federal government’s fraud and abuse enforcement powers. Among other provisions, HIPAA expands the federal government’s authority to prosecute fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. These laws also include a prohibition on referrals contained in the Omnibus Budget Reconciliation Act of 1989, which prohibits referrals by physicians to clinical laboratories where the physician has a financial interest, and further prohibitions contained in the Omnibus Budget Reconciliation Act of 1993, which prohibits such referrals for a more extensive range of services, including durable medical equipment. Various federal and state laws impose civil and criminal penalties against participants in the Programs who make false claims for payment for services or otherwise engage in false billing practices.

Many state laws prohibit the payment or receipt or the offer of anything of value in return for, or to induce, a referral for health care goods or services. In addition, there are several other statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have sometimes been interpreted inconsistently by courts and regulatory agencies. Private insurers and various state enforcement agencies have also increased their scrutiny of health care providers’ practices and claims.

There can be no assurance that Banyan will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to us, diversion of management’s time and attention, and could have a material adverse effect on The Company.

The Social Security Act, as amended by HIPAA, provides for the mandatory exclusion of providers and related persons from participation in the Programs if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Programs or relating to neglect or abuse of patients. Further, individuals or entities may be, but are not required to be, excluded from the Programs in circumstances including, but not limited to, convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Programs, against whom a civil monetary penalty related to the Programs has been assessed, or who has been convicted of a crime described in this section. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a patient for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Programs. Other provisions in HIPAA proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of providers. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from participation in the Programs could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and the health care/services offenses contained in HIPAA, including health care/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses. Criminal sanctions for these health care criminal offenses can be severe, including imprisonment for up to 20 years.

Results of Operations

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. We are closely monitoring developments and taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, as well as its residential and consulting clients.

To date COVID-19 has not substantially negatively impacted our revenues or operations. Our evaluations of our practices, procedures, and operations, related to COVID-19, is ongoing. Additional updates to policies, procedures and operations will occur as best practices are adopted and as we deem necessary or advisable, or as further governmental guidance or regulations are implemented.

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2021 which are included in this quarterly report.

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change
Revenue	$606,925	$915	$606,010
Cost of services	232,460	-	232,460
Operating expenses	884,933	444,287	440,646
Other expense	(59,516)	(3)	(59,513)
Net Loss from continuing operations	$(569,984)	$(443,375)	$(126,609)

We recognized revenue of $606,925 for the three months ended March 31, 2021 compared to $915 for the three months ended March 31, 2020. The first operating facility began in May of 2020 with the acquisition of the St. Petersburg location and revenues began being reported at that time.

Operating expenses for the three months ended March 31, 2021 increased to $884,933 from $444,287 from the three months ended March 31, 2020. Operating expenses consist of salary expenses, general and administrative and professional fees. The increase in operating expense was primarily due to the acquisition of the St. Petersburg location in May of 2020 increasing general and administrative costs by $199,117 and an increase in lease expense of $117,614 from additional leases entered into during 2020.

Other expenses consist of an increase in interest expense from notes entered into starting September 2020.

Our net loss for the three months ended March 31, 2021 increased to 569,984 from $443,375 for the three months ended March 31, 2020 as net result of the factors mentioned above.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2021 and December 31, 2020.

	March 31,	December 30,
	2021	2020	Change
Cash	$3,441,841	$345,982	$3,095,859

Current assets	$3,998,035	$650,647	$3,347,388
Current liabilities	4,030,609	3,183,288	847,321
Working capital	$(32,574)	$(2,532,641)	$2,500,067

As of March 31, 2021, our working capital increased $2,500,067, primarily due to an increase in cash offset by an increase in current liabilities.

As of March 31, 2021 and December 31, 2020, current assets consisted of cash, accounts receivable and other current assets. The increase in cash was primarily due to the issuance of 7,080,000 shares of restricted common stock at a purchase price of $0.50 per share for an aggregate amount of $3,540,000.

As of March 31, 2021, current liabilities consisted of notes and loans payable in the amount of $759,248, accrued interest of $95,079, accrued expenses of $572,891, lease liability of $198,759, share liability of $2,325,000, deferred revenue of $25,703 and liabilities from discontinued operations of $53,929.

Cash Flows

	March 31,	March 31,
	2021	2020	Change
Cash used in operating activities	$(228,006)	$(427,757)	$199,751
Cash provided by investing activities	3,010,994	-	3,010,994
Cash provided by financing activities	312,871	11,885	300,986
Net change in cash for period	$3,095,859	$(415,872)	$3,511,731

Cash flow from Operating Activities

During the three months ended March 31, 2021, we used $228,006 for operating activities compared to $427,757 cash used for operating activities during the three months ended March 31, 2020. The change in cash used for operating activities is due to an increase in non-cash lease operating expense, depreciation and amortization, accrued interest, and liabilities as well as $53,929 in liabilities from discontinued operations for the three months ended March 31, 2021.

Cash flow from Financing Activities

The cash flow from financing activities in the three months ended March 31, 2021 is $312,871, and $0 for the three months ended March 31, 2020. The increase is primarily due to $325,030 cash received for restricted common stock to be issued.

Cash flow from Investing Activities

The cash flow from investing activities for the three months ended March 31, 2021 was $3,010,994, and $0 for the three months ended March 31, 2020. This is primarily due to the cash from the first-time consolidation of the Company as a result of the Merger.

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

While we believe that the historical experience, current trends, and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

See Note 2 - Significant Accounting Policies and the unaudited condensed consolidated financial statements that are included in this Report.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

We hired a consulting firm to advise on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2021, we sold an aggregate of 7,080,000 shares of our common stock to 35 investors at a price of $0.50 per share for an aggregate purchase price of $3,540,000. The offers, sales and issuances of shares were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of shares in each of these transactions acquired the shares for investment only and not with a view to or for sale in connection with any distribution thereof and represented to us that they could bear the risks of the investment and could hold the securities for an indefinite period of time, and appropriate legends were affixed to the shares issued in these transactions. Each of the recipients of shares in these transactions represented to us in connection with their purchase that they were an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description

2.1	Plan of Merger by and among Assisted 4 Living, Inc., BPCC Acquisition, Inc. and Banyan Pediatric Care Centers, Inc. dated March 23, 2021. (Previously filed on March 29, 2021 as Exhibit 2.1 of the Company’s Current Report on Form 8-K)
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: May 18, 2021	/s/ Louis Collier
Louis Collier
Chief Executive Officer (principal executive officer)

