Form 10-K/A
period 2020-11-30
ASSISTED 4 LIVING, INC.
filed 2021-06-21
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5115 East State Road 64, Bradenton, Florida	34208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 668-3331

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒ Explanatory Note: Even though not required, registrant has filed all Exchange Act reports for the preceding 12 months.

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

As of June 17, 2021, there were 40,345,418 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Assisted 4 Living, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended November 30, 2020 (the “Original Report”), originally filed with the Securities and Exchange Commission on March 1, 2021 (the “Original Filing Date”). This Amendment is being filed solely for the purpose of indicating on the cover page that registrant is not currently required to file all reports required by Section 15(d) of the Exchange Act, even though it has filed all Section 15(d) Exchange Act reports for the preceding 12 months. The applicable check boxes were inadvertently checked incorrectly in the Original Report.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains currently dated certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index, the signature page and the certifications.

Other than as expressly set forth above, no other changes have been made to the Original Report. This Amendment speaks as of the Original Filing Date of the Original Report, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the Securities and Exchange Commission.

1

Item 15. Exhibits, Financial Statement Schedules.

(b)	The following exhibits are filed herewith as a part of this Amendment.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Original Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSISTED 4 LIVING, INC.

Date: June 21, 2021	By:	/s/ Louis Collier, Jr.
Louis Collier, Jr. Chief Executive Officer, Principal Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Original Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Louis Collier, Jr.
Louis Collier, Jr.	Chief Executive Office, Principal Executive Officer and President	June 21, 2021

/s/ Janet Huffman
Janet Huffman	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	June 21, 2021

/s/ Bruce A. Cassidy, Sr.
Bruce A. Cassidy, Sr.	Director	June 21, 2021

/s/ Roger Tichenor
Roger Tichenor	Director	June 21, 2021

/s/ Michael J. Valentino
Michael J. Valentino	Director	June 21, 2021

/s/ Denise Penz
Denise Penz	Director	June 21, 2021

/s/ Amish Patel
Amish Patel	Director	June 21, 2021

/s/ James C. Diggs
James C. Diggs	Director	June 21, 2021