Form 10-Q/A
period 2021-02-28
ASSISTED 4 LIVING, INC.
filed 2021-06-21
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Assisted 4 Living, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021 (the “Original Report”), originally filed with the Securities and Exchange Commission on April 14, 2021 (the “Original Filing Date”). This Amendment is being filed solely for the purpose of indicating on the cover page that registrant is not currently required to file all reports required by Section 15(d) of the Exchange Act, even though it has filed all Section 15(d) Exchange Act reports for the preceding 12 months. The applicable check box was inadvertently checked incorrectly in the Original Report.

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

Item 6. Exhibits.

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

3