Form 10-Q
period 2021-06-30
ASSISTED 4 LIVING, INC.
filed 2021-08-16
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-226979

Assisted 4 Living, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-1884480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5115 East SR 64 Bradenton, FL	34240
(Address of principal executive offices)	(Zip Code)

(855) 668-3331

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares of the issuer’s common stock outstanding as of August 16, 2021 was 40,345,418 shares, par value $0.0001 per share.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(UNAUDITED)
ASSETS
Current assets:
Cash	$3,436,928	$345,982
Accounts receivable, net	8,477,965	97,073
Prepaid expenses and other current assets	6,638,639	207,592
Total current assets	18,553,532	650,647

Lease right of use asset	48,062,910	3,977,988
Goodwill	13,706,724	3,431,148
Leasehold improvements, net	3,837,574	2,614,391
Property and equipment, net	2,551,077	128,475

Total assets	$86,711,817	$10,802,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10,265,257	148,180
Notes payable, net of discount current portion	4,003,158	2,385,010
Accrued interest, Including related party	5,549	48,601
Loan Payable - other	201,927	63,907
Lease liability - current portion	8,045,316	189,397
Advanced payments	2,617,998	-
Deferred revenue	479,999	25,703
Deferred HHS Revenue	1,539,217	-
Liability to issue shares	5,000,000	-
Due to Seller for acquisition	902,847	-
Total current liabilities	33,061,268	2,860,798

Lease liability - net of current portion	40,160,954	3,864,321
Liability to issue shares - long term	5,250,000
Notes payable, net of discount and current portion	835,730	322,490
Total liabilities	79,307,952	7,047,609

Stockholders’ equity:
Common stock, par value $0.0001; 100,000,000 shares authorized, 40,345,418, and 4,165,418 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4,035	417
Additional paid-in capital	12,704,727	7,460,348
Subscription receivable	-	(30)
Accumulated deficit	(5,304,896)	(3,705,695)
Total stockholders’ equity	$7,403,866	$3,755,040

Total liabilities and stockholders’ equity	$86,711,817	$10,802,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Program revenue	$5,377,803	$433,990	$5,978,918	$433,990
Rental income	5,975	1,875	11,600	1,875
Other revenue	728,050	6,612	728,235	7,527
Net Revenue	6,111,828	442,477	6,718,753	443,392

Cost of services provided	2,934,599	153,013	3,167,059	153,013

Gross profit	3,177,229	289,464	3,551,694	290,379

Operating expenses
Salaries and payroll expense	1,310,119	304,075	1,603,233	549,787
General and administrative	1,314,990	149,581	1,613,190	248,664
Lease expense	779,380	80,613	921,055	104,674
Professional fees	889,079	1,210	984,770	64,010
Marketing and advertising	94,815	(4,529)	100,485	8,102
Depreciation and amortization expense	107,991	7,391	158,574	7,391
Total operating expenses	4,496,374	538,341	5,381,307	982,628

Loss from operations	(1,319,145)	(248,877)	(1,829,613)	(692,249)

Other income (expense)
Interest expense	(79,072)	-	(138,588)	(3)
Total other income (expense)	(79,072)	-	(138,588)	(3)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND RESULTS FROM DISCONTINUED OPERATIONS	(1,398,217)	(248,877)	(1,968,201)	(692,252)

Income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(1,398,217)	(248,877)	(1,968,201)	(692,252)

Loss from discontinued operations	(17,423)	-	(26,500)	-
Gain on disposal of discontinued operations	395,500	-	395,500	-
Income from discontinued operations	378,077	-	369,000	-

Net loss attributable to common shareholders	$(1,020,140)	$(248,877)	$(1,599,201)	$(692,252)
Continuing Operations
Loss per share - basic and diluted - Continuing operations	$(0.03)	$(0.06)	$(0.07)	$(0.17)

Weighted average shares outstanding – basic and diluted	39,481,530	4,008,443	23,278,789	4,008,443

Discontinued Operations
Earnings per share - basic	$0.01	$-	$0.02	$-
Earnings per share - diluted	$0.01	n/a	$0.01	n/a
Weighted average shares outstanding - basic	39,481,530	n/a	23,278,789	n/a
Weighted average shares outstanding - diluted	41,931,407	n/a	24,742,905	n/a

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Common Stock		Additional			Total
	Number of		paid-in	Subscription	Accumulated	stockholders’
	shares	Amount	Capital	Receivable	deficit	Equity
For the Three Months Ended June 30, 2020

Balance at December 31, 2019	4,008,443	401	6,618,364	(170)	(2,407,760)	4,210,835
Net loss for the period	-	-	-	-	(443,375)	(443,375)

Balance at March 31, 2020	4,008,443	401	6,618,364	(170)	(2,851,135)	3,767,460

Net loss for the period					(692,252)	(692,252)

Balance at June 30, 2020	4,008,443	401	6,618,364	(170)	(3,543,387)	3,075,208

For the Three Months Ended June 30, 2021

Balance at December 31, 2020	4,165,418	417	7,460,348	(30)	(3,705,695)	3,755,040

Collection on subscription receivable	-	-	-	30	-	30

Issuance of shares for acquisition	31,230,000	3,123	3,039,874	-	-	3,042,997

Net loss for the period	-	-	-	-	(579,061)	(579,061)

Balance at March 31, 2021	35,395,418	3,540	10,500,222	-	(4,284,756)	6,219,006

Issuance of shares via private placement	1,150,000	115	574,885	-	-	575,000

Issuance of shares for the conversion of debt	4,000,000	400	1,999,600	-	-	2,000,000

Shares returned and cancelled for transfer of discontinued operations	(200,000)	(20)	(369,980)	-	-	(370,000)

Net loss for the period	-	-	-	-	(1,020,140)	(1,020,140)

Balance at June 30, 2021	40,345,418	4,035	12,704,727	-	(5,304,896)	7,403,866

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(1,599,201)	$(692,252)
Adjustments to reconcile net loss to cash used in operating activities:

Net gain from discontinued operations	(369,000)	-
Depreciation and amortization	158,574	7,391
(Increase) decrease in assets
Prepaid expenses and other current assets	(2,269,244)	(24,598)
Deposits and other assets	(1,500,120)	-
Accounts receivable, net	(576,747)	(307,854)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	282,992	515,557
Deferred Revenue	454,296	-
Advance payments	(910,985)
Accrued payroll and other expenses	1,050,577	127,169
Accrued interest	(43,052)	-
Cash used in operating activities	(5,321,910)	(374,588)

Cash flows from investing activities
Goodwill from acquisition	-	(3,431,148)
Non-cash operating lease expense	64,175	24,611
Cash and assets from acquisition	3,432,847	-
Investment in leasehold improvements	(149,528)	(1,123,328)
Purchase of property and equipment	(55,993)	(71,619)
Cash used in investing activities	3,291,501	(4,601,484)

Cash flows from financing activities
Repayment of principal on notes payable	(400,491)	-
Proceeds from the sale of common stock	575,000	(31)
Proceeds from notes payable	2,221,995	735,682
Repayment on loans payable	(315,023)	-
Warrants to be issued	-	342,001
Proceeds from the issuance of registered shares	3,039,874	170
Cash provided by financing activities	5,121,355	1,077,822
Net increase (decrease) in cash	3,090,946	(3,898,250)

Cash, beginning of year	345,982	4,044,700
Cash, end of period	3,436,928	146,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Interest Paid	39,684	-
Taxes Paid	-	-
NON-CASH ITEMS
Liability to issue shares for acquisition	10,250,000
Goodwill from acquisition	10,275,576
Recognition of lease liability and right of use asset at inception	44,160,089	2,754,383
Conversion of notes payable and accrued interest for common stock	2,000,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Assisted 4 Living, Inc. (“the Company,” “we”, “our” or “us”) was incorporated in the state of Nevada on May 24, 2017, and is based in Bradenton, Florida. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), and the fiscal year end is December 31.

As discussed in NOTE 3, on March 23, 2021, we entered into a Plan of Merger with our wholly-owned subsidiary, BPCC Acquisition, Inc., a Florida corporation (“Merger Sub”) and Banyan Pediatric Care Centers, Inc. (“Banyan”). Under the terms of the Plan of Merger, Merger Sub merged with and into Banyan with Banyan surviving the merger (the “Surviving Entity”) and becoming a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger, we succeeded to the business of Banyan. The Merger has been treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes, and Banyan is considered the acquirer for financial reporting purposes. This means that the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Banyan before the Merger in this Quarterly Report and future filings with the SEC.

Through Banyan, we operate three pediatric extended care centers (“PPECs”) in southwest Florida. A PPEC is a nurse-staffed pediatric day care center for medically complex children age birth to 21 years. Our staff includes Registered Nurses (RNs), Licensed Practical Nurses (LPNs), Certified Nursing Assistants (CNAs) and Caregivers, who attend to the children’s medical conditions throughout the day in classroom, dining, play, and clinical settings. Banyan is fully licensed and accepts Florida Medicaid.

As discussed in NOTE 5, on June 10, 2021, we entered into an Amended and Restated Membership Interest Purchase Agreement (the “Restated Purchase Agreement”), by and among the Company, Richard T. Mason (“Mason”), G. Shayne Bench (“Bench”) and Trillium Healthcare Group, LLC, a Florida limited liability company (“Trillium”) to acquire all of the issued and outstanding ownership interests of Fairway Healthcare Properties, LLC (“FHP”) and Trillium Healthcare Consulting, LLC (together with FHP, the “Trillium Subsidiaries”) from Trillium. The transaction closed and was effective June 10, 2021.

Through the Trillium subsidiaries we lease and operate 26 facilities in four states: Florida, Georgia, Iowa, and Nebraska with 1,685 total licensed beds (1,546 skilled nursing, 139 assisted living) and 36 independent living apartments. The breakdown by state is as follows: Florida – 1 skilled nursing facility; Georgia – 1 skilled nursing facility; Iowa – 16 skilled nursing facilities, 2 independent living centers and 1 assisted living centers; Nebraska – 4 skilled nursing facilities and 1 assisted living center.

The facilities provide room and board, routine daily care services, post-acute care including rehabilitation and memory care. The Trillium Subsidiaries were organized under the laws of the State of Florida on February 9, 2012, for the purpose of acquiring and managing long term care facilities, such as skilled nursing facilities and assisted living centers.

We are headquartered at 5115 East SR 64 Bradenton, Florida 34208.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company (“Financial Statements”) have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying Financial Statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021 and Current Report on Form 8-K on June 2, 2021. As of April 30, 2021, we had discontinued operations reflected in the accompanying Financial Statements. As a result of the Plan of Merger completed on March 23, 2021 (see NOTE 3) we have changed our year end reporting period from November to December.

Capital Requirements, Liquidity and Going Concern Considerations

These Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we had cash and accounts receivable in the amount of approximately $11.9 million at June 30, 2021, we had accrued expenses and current notes payable in excess of cash and accounts receivable in the amount of approximately $5.2 million, and a deficiency in working capital of approximately $14.5 million.  For the six months ended June 30, 2021, our net loss was approximately $1.6 million.

As a result of these factors, we determined it was necessary to review our cash flow for 2021 and an overall analysis of market trends to determine whether or not we have sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. We also determined it was necessary to take certain corporate actions, including reducing discretionary expenses (and reduced reliance on agency staffing), improving revenue (including added Therapy and Rehab services), and raising additional capital, in order to ensure we have sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

Subsequent to June 30, 2021 we have sold approximately 1,575,000 Common Shares for an aggregate amount of $1,575,000. During the three months following this Quarterly Report we plan to raise $5 million in total, this capital raise will be used for additional growth through acquisitions and for working capital. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected.

Basis of Consolidation

These Financial Statements include the accounts of the Company and the wholly-owned subsidiaries, Banyan Pediatric Care Centers, Inc, Banyan Pediatric Care Centers – OPS, LLC, Banyan Pediatric Care Centers – St. Petersburg, LLC, Banyan Pediatric Care Centers, - Pasco, LLC and Banyan Pediatric Care Centers – Sarasota, LLC and the discontinued operations of Assisted 2 Live, Inc., the wholly owned subsidiary that was discontinued as of April 30, 2021. All material intercompany balances and transactions have been eliminated. The Financial Statements also include the accounts of the Trillium Subsidiaries from June 10, 2021, the effective date of the transaction with Trillium.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s Financial Statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 Pandemic. In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have materially affected the Company’s results of operations during 2020. Where applicable, the impact resulting from the COVID-19 pandemic during the year ended December 31, 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178 billion in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provide for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the period ended June 31, 2021, the Company was a beneficiary of these stimulus measures, including the Medicare Accelerated and Advance Payment Program.

The Company’s accounting policies for the recognition of these stimulus monies is as follows:

Pandemic Relief Funds

The Company received an aggregate of $13,487,923 in PHSSEF payments, of which $4,242,796 was applied during 2020. During the six month period ended June 30, 2021 $7,705,911 was recognized as a reduction in operating costs and expenses, resulting in a remaining balance of $1,539,217 which is classified on the balance sheet as Deferred HHS Revenue. The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by HHS, that are attributable to coronavirus, as well as receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the CAA and all frequently asked questions and other interpretive guidance issued by HHS, including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021 (the “January 15, 2021 Notice”) and frequently asked questions issued by HHS on January 28, 2021 which clarified previously issued guidance, as well as expenses incurred attributable to the coronavirus and the Company’s results of operations during such period as compared to the Company’s budget. Such guidance, specifically the various Post-Payment Notice of Reporting Requirements and frequently asked questions issued by HHS, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. On the basis of guidance available at the time, the Company’s estimate of lost revenues was first based on the negative change in year-over-year net patient care operating revenue, then on the negative change in year-over-year net patient care operating income and finally on the difference between budgeted and actual revenue for calendar year. The calculation as of June 30, 2021 is in accordance with the CAA which indicates that lost revenues may be calculated pursuant to frequently asked questions published by HHS in June 2020, including the difference between a provider’s budgeted and actual revenue if such budget had been established prior to March 27, 2020. The use of funds calculation as of June 30, 2021 takes into account expenses attributable to each respective entity, which primarily relate to incremental labor and supply costs, as well as lost revenues. General fund distributions were allocated among subsidiaries according to total unreimbursed losses. Targeted distributions were not allocated or transferred among subsidiaries. While the CAA, January 15, 2021 Notice and frequently asked questions published by HHS on January 28, 2021 indicate that targeted distribution payments may be allocated or transferred to subsidiaries, distinct conditions exist for such allocations or transfers including that the parent organization have a “direct ownership relationship” with the subsidiary who received the targeted distribution payment. Additionally, the subsidiary that was the recipient of the targeted distribution payment retains responsibility for reporting to HHS on the use of such funds even if they are transferred or allocated to other subsidiaries. There are significant uncertainties as to the meaning and interpretation of conditions specific to the allocation or transfer of targeted distribution payments such that as of June 30, 2021, the Company is not reasonably assured that it can or will choose to comply with such conditions in order to allocate or transfer targeted distribution payments.

HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the de recognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

The Company recorded payments under the Medicare Accelerated and Advance Payment program in accordance with FASB ASC 606 and has recorded amounts as a contract liability under FASB ASC 606-10-45-2. The contract liability will be reduced over time as revenue is recognized for claims submitted for services provided after the recoupment period begins. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued and will be assessed for each full 30-day period that the balance remains unpaid. As of June 30, 2021, $2,617,998 of Medicare accelerated payments are reflected on the balance sheet within advance payments line.

The company receives a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impact of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the impact of the COVID-19 pandemic and the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. Moreover, the trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known.

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

Goodwill

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. There was no goodwill impairment for the periods presented.

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

Earnings (Loss) Per Share

Basic Earnings (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is determined using the weighted-average of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of the conversion option embedded in convertible debt. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Revenue Recognition

We follow ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when promised services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. We derive our revenues from the rendering of services, such as skilled nursing services. The five-step model defined by ASC 606 requires us to: (i) identify our contracts with customers, (ii) identify our performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to our performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied.

Reimbursement rates to provide services in our facilities are determined by the fee schedules set by the government programs and negotiated in contracts with non-governmental third-party payors and private pay patients. Fees are billed to the payors and private pay patients weekly and monthly following billing guidelines and contract requirements.

Net Patient Revenue

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions.

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed.

The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – BANYAN MERGER

Effective March 23, 2021, we entered into a Plan of Merger with Merger Sub and Banyan. Under the terms of the Plan of Merger, Merger Sub merged with and into Banyan with Banyan as the Surviving Entity and wholly owned subsidiary of the Company.

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

The Surviving Entity assumed Banyan’s $2,300,000 of outstanding debt, and the $2,000,000 of such debt that was convertible into 20,000,000 shares of Banyan common stock was converted at $0.50 per share into 4,000,000 shares of our common stock, effective March 30, 2021. During the three months ended June 30, 2021, shares were issued to the Noteholders of the $2,000,000 convertible note. The remaining $300,000 of outstanding debt, evidenced by a promissory note dated November 6, 2020, accrues interest at the annual rate of 12%. Interest is payable on the sixth day of each month in the amount of $3,000 until the maturity date of this note on November 6, 2021, at which time, the remaining principal balance, if any, is due and payable.

NOTE 4 – DISCONTINUED OPERATIONS

On April 30, 2021, our Board of Directors (the “Board”) approved the discontinuance of our wholly owned subsidiary, Assisted 2 Live, Inc. (the “Discontinued Subsidiary”). The operations of the Discontinued Subsidiary are reflected on our condensed consolidated statement of operations from the date of the Merger as a loss from discontinued operations in the amount of $26,500.

The April 30, 2021, Board decision was the result of the Purchase and Sale Option Agreement (the “Option Agreement”) with Romulus Barr (“Barr”) which we entered into on November 7, 2020. The Option Agreement provided us with the option to sell all of our interest in Assisted 2 Live, Inc., consisting of 1,000 shares of common stock of the discontinued subsidiary, to Barr in exchange for 200,000 shares of our common stock (the “Shares”) held by Barr. The returned Shares were cancelled and included in authorized but unissued shares of common stock of the Company. The number of issued and outstanding shares of common stock was decreased by 200,000 as of April 30, 2021. The transfer resulted in a gain on disposal of discontinued operations in the amount of $395,500. A share price of $1.85 was used to determine the gain on disposal of discontinued operations based on the share price value on April 30, 2021.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net revenues	$71,485	$-	$76,847	$-
Cost of net revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Salary and tax expense	33,923	-	46,813	-
General and administrative	51,792	-	52,555	-
Lease expense	3,246	-	3,979	-
Total operating expenses	88,961	-	103,347	-

Income from discontinued operations	(17,476)	-	(26,500)	-
Interest and other, net	-	-	-	-
Income from discontinued operations before income taxes	(17,476)	-	(26,500)	-
Provision for income taxes		-		-
Income from discontinued operations, net of income taxes	$(17,476)	$-	$(26,500)	$-

NOTE 5 – TRILLIUM ACQUISITION

On June 10, 2021, we entered into the Restated Purchase Agreement, by and among the Company, Mason, Bench and Trillium to acquire all of the issued and outstanding ownership interests of the Trillium Subsidiaries from Trillium (the “Transaction”). The Transaction closed and was effective June 10, 2021.

Pursuant to the terms and conditions of the Restated Purchase Agreement, the aggregate purchase price consists of: (i) a cash payment of $902,847, minus certain transaction related costs, fees and expenses set forth in the Restated Purchase Agreement and determined post-closing; (ii) 2,500,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”); and (iii) shares of the Company’s common stock (“Common Shares”) having an aggregate value of $5,000,000, based on the stock price at the time of issuance, upon the earlier of an initial public offering by the Company or June 10, 2022. Trillium will have the right to acquire an additional 2,500,000 Common Shares during the two-year period after the Transaction closes pursuant to a Business Development Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report.

As a condition to closing, the Trillium Subsidiaries paid with cash on hand $1,200,000 to one of its landlord, CTR Partnership, L.P. (“CTR”), as an additional security deposit under a lease between Greenside Healthcare Properties, LLC, a wholly-owned subsidiary of FHP and CTR and $3,000,000 to Crete Plus Five Property, L.L.C. (“Omega,” and together with CTR, the “Landlords”) as a deposit on the Company’s purchase of 16 facilities on 14 properties (the “Properties”) currently being leased by FHP’s wholly-owned subsidiaries from Omega and its affiliates. The $3,000,000 deposit to Omega is non-refundable and is subject to forfeiture if the purchase of the Properties is not closed by December 30, 2021. If the $3,000,000 deposit is forfeited, Trillium forfeits its right to receive $3,000,000 of the purchase price, first, from the cash payment mentioned in subsection (i) above, and second, from the value of common stock to be issued to Trillium mentioned in subsection (iii) above. In any event, no cash payments may be made to Trillium until the purchase of the Properties closes.

The Preferred Shares, with respect to rights on liquidation, winding up and dissolution, rank pari passu with the Common Shares. The holders of Preferred Shares have the right to cast one (1) vote for each Preferred Share held of record on all matters submitted to a vote of holders of the Common Shares, including the election of directors, and all other matters as required by law. The Preferred Shares are not convertible into Common shares at the election of the holder. However, the Preferred Shares do automatically convert into Common Shares at a one-to-one ratio two years from date of issuance. In lieu of converting the Preferred Shares, the holders thereof may elect to have the Company redeem one or more Preferred Shares at the redemption price of $1.00 per share two years from the date of issuance. The Company is required to issue the Preferred Shares to Trillium within 30 days after the purchase of the Properties closes. In connection with the issuance of the Preferred Shares, the Company will file a Certificate of Designation with the Nevada Secretary of State prior to such issuance.

In connection with obtaining the Landlords’ consent to the Transaction, the Company entered into: (i) a guaranty agreement with each Landlord under which the Company agreed to guaranty all obligations and liabilities under master leases for property and facilities owned by the Landlords’ and their affiliates and leased by FHP’s direct and indirect wholly-owned subsidiaries; and (ii) a Consent Agreement and Fifth Amendment to Master Lease with Omega (the “Consent”) regarding the Properties. Under the terms of the Consent, until the earlier of the purchase of the Properties closes or the expiration of the master lease agreement for the Properties in 2027: (a) Mason and Bench must remain responsible for, and have authority over, the day to day management and operations of the Properties and related facilities; and (b) the Company may not make any payment, transfer or distribution of cash or any assets to one or more equity holders or any person or entity with possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of the Company, through the ownership of voting securities (an “Affiliate”), or return any capital, redemption of any security, or making or assumption of any loans, advances or extension of credit or capital contribution to, or any other investment in, any Affiliate, including, but not limited to, a fee for management, a payment for services rendered, a reimbursement for expenditures or overhead incurred on behalf of the Company or a payment on any debt of an Affiliate; provided, however, the Company may contribute or transfer cash or other assets to its, direct or indirect, wholly-owned subsidiaries, and pay reasonable cash compensation to the members of the Board and executive officers provided that such compensation does not in the aggregate, exceed $600,000 in any six month period.

The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The table below provides a preliminary recording of assets acquired and liabilities assumed as of the acquisition date. The amounts recorded for property, plant and equipment, leasehold improvements and goodwill are preliminary and pending finalization of valuation efforts.

Assets acquired
Cash	$3,432,847
Accounts receivable	7,828,034
Prepaid expenses and other current assets	2,661,683
Property and equipment	2,380,635
Goodwill	10,275,576
Leasehold improvements	1,213,273
Lease right of use asset	44,196,092
Total identifiable assets acquired	$71,988,139
Liabilities assumed
Advance payments	$2,905,234
Accounts payable and accrued expenses	8,783,508
Deferred revenue	2,162,966
Loan Payable - other	453,043
Lease liability - current portion	7,837,406
Notes payable	2,309,884
Lease liability - net of current portion	36,383,251
Cash due to seller	902,847
Share liability	10,250,000
$71,988,139

NOTE 6– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Our accounts payable and accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Accounts payable	$5,495,150	$16,298
Credit Card	45,477	1,050
Accrued Expense	2,554,399	130,832
Accrued Salary	2,033,493	-
Payroll Tax Payable	136,738	-
	$10,265,257	$148,180

NOTE 7 – NOTES PAYABLE

Notes payable at June 30, 2021 and December 31, 2020 consisted of the following:

		June 30, 2021	December 31, 2020
Excel Family Partners, LLLP / Banyan Pediatric Investment, Inc. (Sep 2020)	a	$-	$2,000,000
NuView Trust Co. (Nov 2020)	b	300,000	300,000
Grand Trinity Plaza, LLC (Dec 2020)	c	369,458	407,500
Reliant	d.i	1,002,941	-
HCSG	d.ii	496,489	-
Medline	d.iii	301,470	-
SLR - RLOC	e	2,368,528	-
		$4,838,887	$2,707,500

a.	On September 18, 2020, through Banyan, we entered into a Convertible Note and Securities Purchase Agreement with two investors for the aggregate principal in the amount of $2,000,000. The note had a maturity date of September 18, 2022, and an interest rate of 8% to be paid quarterly. The principal was funded by two investors (“Purchasers”), both related parties. Excel Family Partners, LLLP invested $1,500,000 and Banyan Pediatric Investments, LLC invested $500,000. The proceeds of this note were used for operational expenses and for the payment of the remainder of the buildout of the Pasco County and the Sarasota locations. Written consent from shareholders holding a majority of the issued and outstanding shares of common stock of Banyan was obtained, not including such shares currently held by the Purchasers or their affiliates, consenting to the note contemplated hereby, in a form and substance acceptable to the Purchasers, in their respective reasonable discretion. Both Purchasers were permitted to convert their respective portions of the note at a conversion price of $0.10 per share. Subsequent to the Merger (see NOTE 3), the Board revised the conversion price of the note to $0.50 per share. Effective March 30, 2021, the Purchasers exercised their right to convert all outstanding principal. As of June 30, 2021, and December 31, 2020, there was $0 and $45,589 of accrued interest, respectively and is reflected in accrued interest balances on the condensed consolidated balance sheet at June 30, 2021 and December 31, 2020.

b.	On November 6, 2020, through Banyan, we entered into a one-year note in the principal amount of $300,000 with NuView Trust Company. The note has a 12% interest rate with interest only payments until date of maturity. The proceeds of this note were used for operational expenses and for the payment of the remainder of the buildout of the Pasco County and the Sarasota locations. As of June 30, 2021, and December 31, 2020, there was no accrued interest. (see NOTE 3)

c.	On December 15, 2020, through Banyan Pediatric Care Centers – Pasco, LLC, we entered into a note payable with Grand Trinity Plaza, LLC in the principal amount of $407,500, which is guaranteed by Banyan. The term of the note is 48 months with an interest rate of 6%. The maturity date of the note is January 1, 2025. The note is in conjunction with the 84-month facility lease for the Pasco County location, pursuant to which the landlord also provided the construction of the buildout and financed $407,500 of the construction costs.

d.	In 2019, certain vendors of Trillium agreed to extend payment terms by converting then outstanding amounts of accounts payable balances to long-term debt bearing interest at rates ranging from 0% to 6%.

	i.	Reliant note payable - Past due balances with vendor Reliant were converted to a note payable in 36 equal monthly installments of principal and interest of $69,568 from October 2019 through September 2022. The note bears interest at a rate of 6%. As discussed in NOTE 5, through the Trillium transaction we assumed the balance of the debt at the transaction date of June 10, 2021, the condensed consolidated balance sheet reflects the balance of the note due at June 30, 2021.

	ii.	HCSG note payable – Past due balances with vendor HCSG were converted to a non-interest-bearing note payable; payable in 36 equal monthly principal installments of $33,099 from October 2019 through September 2022. As discussed in NOTE 5, through the Trillium transaction we assumed the balance of the debt at the transaction date of June 10, 2021, the condensed consolidated balance sheet reflects the balance of the note due at June 30, 2021.

	iii.	Medline note payable – Past due balances with vendor Medline were converted to a note payable; payable in 36 equal monthly installments of principal and interest of $20,911 from October 2019 through September 2022; note bears interest at a rate of 6%. As discussed in NOTE 5, through the Trillium transaction we assumed the balance of the debt at the transaction date of June 10, 2021, the condensed consolidated balance sheet reflects the balance of the note due at June 30, 2021.

e.	SLR revolving line of credit - On May 9, 2019, Trillium entered into a financing agreement (“the GHF Line”) with Gemino Healthcare Finance, LLC (DBA SLR Healthcare ABL), the lender, which allows the Trillium Subsidiaries to borrow up to the lesser of $10 million or 85% of eligible accounts receivable. The GHF Line bears interest at the greater of one-month LIBOR or 2%, plus 4.95%, applied daily, and continues to be applied to outstanding principal until the expiration of one business day after such principal has been repaid. The Trillium Subsidiaries also incur monthly collateral management fees under the line of 1 % of the average daily balance of the preceding month and is subject to a monthly unused line fee of 0.75% of the difference between revolving loan commitment and the average daily balance outstanding during the preceding month. The GHF Line is secured by cash, accounts receivable, and substantially all intangible assets of the Trillium Subsidiaries and terminates on May 9, 2022. On July 12, 2021, the agreement was amended whereas Assisted 4 Living, Inc was named as the Guarantor of the line. At June 30, 2021, the outstanding balance on the line was $2,368,530. The Trillium Subsidiaries are subject to certain financial covenants, as of June 30, 2021, the Group was in compliance with all financial covenants.

The entire balance due on each line has been classified as a current liability in accordance with FASB ASC Topic 470-10-45-5, Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements. FASB guidance stipulates that if the contractual provisions of a loan arrangement require, in the ordinary course of business and without another event occurring, the cash receipts of a debtor to be used to repay the existing obligation, the credit agreement should be considered a short-term obligation.

NOTE 8 – LEASEHOLD IMPROVEMENTS

The Company had the following leasehold improvements as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,	Amortization
	2021	2020	Period
Leasehold improvements	3,985,521	2,669,047	15-17 years
Less: amortization	(147,947)	(54,656)

Net	3,837,574	2,614,391

During the year ended December 31, 2020, we recorded $2,669,047 of leasehold improvements. These amounts include costs related to the build out of the Sarasota location in the amount of $1,245,950. These costs will be amortized over the expected term of the lease including extensions that management expects to be 15 years. We also recorded costs in the amount of $1,021,793 related to the New Port Richey location buildout. The expected amortization of the improvements for the New Port Richey location is 17 years. Also recorded were $401,303 of improvements as part of the St. Petersburg-Kidz Club Acquisition. The expected amortization of the improvements for the St. Petersburg location is 15 years. During the three-month period ending June 30, 2021 we recorded $1,213,273 in lease improvements as part of the Trillium acquisition, we also recorded $103,201 in lease improvements for a new roof related to one of the Trillium properties. The expected amortization of the improvements for the Trillium leasehold improvements is 15 years.

Amortization expense for the three months ended June 30, 2021 and 2020 was $105,466 and $4,459, respectively.

Amortization expense for the six months ended June 30, 2021 and 2020 was $147,947 and $54,656, respectively.

NOTE 9 – OPERATING AND CAPITAL LEASES

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

On June 9, 2020, through Banyan, we entered into a 36-month copier lease with Dex Imaging. The lease was for one copier and a printer. The minimum annual lease payment is $5,376 with annual increases not to exceed 12% annually. This lease will auto renew in 12-month increments. The equipment under this lease has a fixed $1 payment buyout option. This equipment was purchased for the St. Petersburg location. A right of use asset and lease liability in the amount of $16,066 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

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

In April of 2021, through Banyan, we entered into a 36-month copier lease with Dex Imaging. The lease was for one copy machine. The minimum annual lease payment is $4,920. The equipment under this lease has a fixed $1 payment buyout option. The equipment was purchased for the Banyan Sarasota location. A right of use asset and lease liability in the amount of $14,693 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

The leases assumed in the Trillium acquisition effective June 10, 2021 are reflected in accordance with FASB ASC Topic 842-10-65 which states; for leases in which the acquiree is a lessee, the acquirer shall measure the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the acquirer at the acquisition date. The acquirer shall measure the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

Through the Trillium acquisition (see NOTE 5) we assumed two master lease agreements. The first master lease agreement with Omega consists of 14 properties. The master lease with Omega was entered into on May 13, 2015, with an initial lease term that expires on May 31, 2027. The Omega master lease provides for two 10-year renewal options. At June 10, 2021 we recognized a right of use asset and lease liability in the amount of $29,906,314 in association with this lease. This lease is treated as an operating lease for accounting purposes.

The second master lease with CTR accounts for 10 properties. The master lease with CTR was entered into on August 16, 2019, with an initial lease term that expires on November 30, 2030. The CTR lease provides for two 5-year renewal options. At June 10, 2021 we recognized a right of use asset and lease liability in the amount of $14,468,509 in association with this lease. This lease is treated as an operating lease for accounting purposes.

Through the Trillium acquisition we also assumed 27 capital leases for the following:

●	2 phone systems for facilities
●	6 van leases for facilities to transport residents
●	15 copy machine leases for use at the facilities
●	3 postage machine leases for use at the facilities
●	1 lease for a washing machine at a facility

These leases are treated as capital leases for accounting purposes.

In accordance with ASC 842, we recorded the operating lease right of use asset and lease liability as follows:

	June 30, 2021	December 31,2020
Right of Use (ROU) asset	$48,062,910	$3,977,988

	June 30, 2021	December 31,2020
Operating lease liability:
Current	$8,045,316	$189,397
Non-Current	40,160,954	3,864,321
Total	$48,206,270	$4,053,718

Maturity of Operating Lease Liability for year ended December 31,

2021 (six months)	$4,022,658
2022	8,522,553
2023	9,925,285
2024	8,282,933
2025	5,822,272
After 2025	$11,630,569
Total lease liability	48,206,270

Information associated with the measurement of our remaining operating lease obligations as of June 30, 2021 is as follows:

The operating leases range from a term of 3.14 years to 16.18 years with a weighted average lease term of 5.68 years.

The capital leases range from a term of 1 to 5.11 years with a weighted average lease term of 3.76 years.

The weighted average discount rate for operating leases is 7.81%.

The weighted average discount rate for capital leases is 7.82%.

The lease expense for the three and six month periods ended June 30, 2021 were $779,380 and $921,055, respectively, compared to $80,613 and $104,674, during the same periods in the prior year.

NOTE 10 - EQUITY

Preferred Stock

We have authorized 25,000,000 preferred shares with a par value of 0.0001 per share. The Board is authorized to divide the authorized preferred shares into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of June 30, 2021 and December 31, 2020, we had no classes of preferred shares designated.

As discussed in NOTE 5, as part of the Trillium acquisition, Trillium is entitled to 2,500,000 shares of the Company’s Series A Preferred Stock. The Preferred Shares, with respect to rights on liquidation, winding up and dissolution, rank pari passu with the Common Shares. The holders of Preferred Shares have the right to cast one (1) vote for each Preferred Share held of record on all matters submitted to a vote of holders of the Common Shares, including the election of directors, and all other matters as required by law. The Preferred Shares are not convertible into Common shares at the election of the holder. However, the Preferred Shares do automatically convert into Common Shares at a one to one ratio two years from date of issuance. In lieu of converting the Preferred Shares, the holders thereof may elect to have the Company redeem one or more Preferred Shares at the redemption price of $1.00 per share two years from the date of issuance. The Company is required to issue the Preferred Shares to Trillium within 30 days after the purchase of the Properties closes. In connection with the issuance of the Preferred Shares, the Company will file a Certificate of Designation with the Nevada Secretary of State prior to such issuance. A liability to issue the 2,500,000 shares is reflected as a long-term liability on the condensed consolidated balance sheet as of June 30, 2021in the amount of $10,250,000.

Common Stock

We have authorized 100,000,000 Common Shares with a par value of $0.0001 per share. Each Common Share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of June 30, 2021, we had 40,345,418 Common Shares issued and outstanding.

Fiscal Year 2021

On March 23, 2021, we entered into a Plan of Merger with Banyan (See NOTE 3).

In connection with the Merger, we issued 4,165,418 Common Shares in exchange for 49,984,649 outstanding shares of Banyan’s common stock held by 64 shareholders, based on an exchange ratio of one (1) Common Share of our common stock for every twelve (12) shares of Banyan common stock.

In conjunction with the Merger, the previously issued 31,230,000 Common Shares prior to the Merger were deemed issued for the Merger.

During the period of February 11, 2021 through March 31, 2021 we issued 7,080,000 Common Shares at $0.50 per share for an aggregate consideration of $3,540,000.

During the three months ended June 30, 2021, noteholders of the $2,000,000 convertible note exercised their right to convert the note with an effective date of March 30, 2021 (see NOTE 3), 4,000,000 Common Shares were issued for the conversion of the note. The conversion was previously recorded as a liability to issue shares in the amount of $2,000,000.

During the three months ended June 30, 2021, we issued Common Shares in satisfaction of a liability to issue shares in the amount of $575,000 for stock purchases of 1,150,000 Common Shares at $0.50 per share.

As discussed in NOTE 5, as part of the Trillium acquisition, Trillium is entitled to Common Shares having an aggregate value of $5,000,000, based on the stock price at the time of issuance, upon the earlier of an initial public offering by the Company or June 10, 2022. A share liability is recorded as a current liability in the amount of $5,000,000 on the condensed consolidated balance sheet as of June 30, 2021.

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

Warrants

In association with the September 27, 2019, Asset Purchase Agreement (The Kidz Club St Pete, LLC), we issued 75,000 common stock warrants (post-merger exchange adjusted) having an exercise price of $0.38 per share. These warrants have an expiration of September 27, 2029.

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2020	-	-	-	$-

Granted	75,000	$0.38	10.0 Years	$-
Expired	-	-	-
Exercised	-	-	-

Outstanding at December 31, 2020	75,000	$0.38	9.74 Years	$1.62

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable June 30, 2021	75,000	$0.38	9.24 Years	$1.72

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On March 23, 2021, we entered into a Plan of Merger (See NOTE 3) whereas we assumed debt of $2,000,000 that was convertible into 20,000,000 shares of common stock. After the Merger the debt was converted into 4,000,000 restricted Common Shares of the Company. One of the debt holders is majority owned by a director of the Company. During the three month period ending June 30, 2021, 4,000,000 restricted Common Shares were issued.

During the three months ended June 30, 2021 and 2020, we compensated members of the Board $20,769 and $0, respectively.

As of June 30, 2021, we had accrued payroll of $60,000 and accrued interest on that payroll in the amount of $5,549 for the President and the Chief Financial Officer of Banyan. These unpaid amounts were the result of 2020 furloughed salaries. Interest is being accrued on these unpaid balances effective May 15, 2020 at a rate of 8% per annum.

NOTE 12 – SEGMENT INFORMATION

The Company has adopted provisions of ASC 280-10 Segment Reporting for the three and six months ended June 30, 2021, and 2020. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) Banyan’s three pediatric extended care centers (“PPECs”) in southwest Florida, and (ii) the second segment is the Trillium Subsidiaries consisting of senior housing communities including skilled nursing facilities, assisted living facilities and independent living facilities.

The table below reflects the segment operations for the six months ended June 30, 2021.

	PPEC	Trillium	Adjustments, eliminations and unallocated items	Consolidated
Total revenue, net	$1,327,549	$5,391,203	$-	$6,718,753
Cost of Sales	(475,711)	(2,691,349)	-	(3,167,059)
Gross Profit	851,839	2,699,855	-	3,551,694

Salaries and payroll expense	400,148	945,078	258,007	1,603,233
General and administrative	517,979	941,417	153,795	1,613,190
Lease expense	252,471	668,584	-	921,055
Professional fees	248,160	285,976	450,634	984,770
Marketing and advertising	96,312	4,173	-	100,485
Depreciation and amortization expense	138,789	19,574	211	158,574
Operating Loss	$(802,020)	$(164,947)	$(862,646)	$(1,829,614)

Total Assets	$10,376,839	$63,161,423	$13,173,555	$86,711,817
Total Liabilities	$4,954,976	$63,398,004	$10,954,972	$79,307,951

Cash used in operating activities	$(152,573)	$(3,243,853)	$(1,925,484)	$(5,321,910)
Cash used in investing activities	$4,854,510	$10,945,611	$(12,508,620)	$3,291,501
Cash provided by financing activities	$(26,240)	$(9,376,659)	$14,524,254	$5,121,355

NOTE 13 – CONCENTRATIONS AND CREDIT RISKS

Cash

The Company places its cash with high credit quality financial institutions. The Company had $2,190,303 balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250,000 at December 31, 2020. The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash.

Revenues and Accounts Receivable

For the period ended June 30, 2021, approximately 61% and 15% of the Company’s revenue was generated from Medicaid and Medicare respectively and approximately 58% and 19% of accounts receivable was due from Medicaid and Medicare respectively.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated subsequent events from June 30, 2021 through the date of these financial statements were issued and determined the following events require disclosure:

Subsequent to June 30, 2021 we issued an additional 1,575,000 restricted Common Shares to 17 investors at a price of $1.00 per share for aggregate proceeds of $1,575,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for quarterly period ended June 30, 2021, should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this quarterly report, the terms “we,” “us,” “our” and the “Company” means, collectively, Assisted 4 Living, Inc. (“A4L”) and its wholly owned subsidiaries, Banyan Pediatric Care Centers, Inc, including its wholly owned subsidiaries (“Banyan”) and the Trillium Subsidiaries, including their wholly owned subsidiaries (“Trillium”), unless otherwise indicated.

General Overview

Assisted 4 Living, Inc (“A4L”) was incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. On March 23, 2021, A4L entered into a Plan of Merger (the “Plan of Merger”) with its wholly owned subsidiary, BPCC Acquisition, Inc., a Florida corporation (“Merger Sub”), and Banyan Pediatric Care Centers, Inc., a Florida corporation (“Banyan”).

Under the terms of the Plan of Merger, Merger Sub merged with and into Banyan with Banyan surviving the merger and becoming a wholly owned subsidiary of A4L.

A4L also had a wholly owned subsidiary, Assisted 2 Live, Inc., a Florida corporation (“A2L”), which was incorporated on June 15, 2017. On April 30, 2021, the Board of Directors of A4L approved the discontinuance and disposal of the operations in A2L. The operations of A2L are reflected on our condensed consolidated statement of operations for the first thirty days of the three-month period ended June 30, 2021 as a loss from discontinued operations.

On June 10, 2021, we entered into an Amended and Restated Membership Interest Purchase Agreement (the “Restated Purchase Agreement”), by and among the Company, Richard T. Mason (“Mason”), G. Shayne Bench (“Bench”) and Trillium Healthcare Group, LLC, a Florida limited liability company (“Trillium”) to acquire all of the issued and outstanding ownership interests of Fairway Healthcare Properties, LLC (“FHP”) and Trillium Healthcare Consulting, LLC (together with FHP, the “Trillium Subsidiaries”) from Trillium. The Trillium acquisition closed and was effective June 10, 2021.

As a result of the above stated transactions A4L now operates as the parent company of an organization that delivers skilled nursing and therapy services to pediatric patients through Banyan and to the senior population through our senior living communities in the Trillium subsidiaries.

Our principal executive office is located at 5115 East SR 64 Bradenton, Florida 34208 and our telephone number is (855) 668-3331. Our corporate website is www.assisted4living.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

Banyan was organized under the laws of the State of Florida on January 15, 2019, for the purpose of providing health care services for medically fragile and chronically ill children. Specifically, to open and operate Prescribed Pediatric Extended Care (“PPEC”) centers in the State of Florida. Our PPEC centers provide, among other services, daily medical care for medically fragile and chronically ill children whose current locations are in Florida.

PPEC centers provide up to 12 hours of daily care for families struggling with the unique and complex medical needs of their children and allow the parents of children with special needs some independence and the opportunity to still pursue their professional goals.

On May 1, 2020, we acquired a PPEC facility located in St. Petersburg, Florida. The facility is licensed to provide PPEC services for up to 81 children. All State and County accreditations to run the facility through January 2022 are in place.

On October 12, 2019, we entered into a lease for commercial real estate in New Port Richey Florida. The lease commenced on September 1, 2020, with an initial term of 7 years. Construction for this location has been completed and all State and County accreditations to run the facility through July of 2023.

On August 24, 2019, we entered into a lease for commercial real estate in Sarasota Florida. The lease commenced on February 1, 2020, with an initial term of 5 years. Construction for this location has been completed and all State and County accreditations to run the facility through April of 2023. In May of 2021 this location opened and started to admit children for services.

The Trillium Subsidiaries were organized under the laws of the State of Florida on February 9, 2012, for the purpose of acquiring and managing long term care facilities, such as skilled nursing facilities and assisted living centers.

Trillium has 26 facilities which primarily provide health care services for seniors that require daily care services. The facilities provide room and board, routine daily care services, post-acute care including rehabilitation and memory care.

A Skilled Nursing Facility is a state licensed and regulated in-patient rehabilitation and medical treatment center staffed with trained medical professionals. They provide the medically necessary services of licensed nurses, physical and occupational therapists, and speech pathologists.

The residents who come to our Trillium facilities receive skilled medical, respiratory, physical, occupational, and other therapies tailored to their individual needs. Trillium facilities are operated and staffed by registered nurses, licensed practical nurses, and other qualified personnel such as certified nursing assistants, physical and occupational therapists, and speech language pathologists. These specialized health care professionals are experienced in treating the frail and medically complex elderly residents and administering required medications and other therapies.

The Trillium facilities provide 24/7 care for their residents.

We lease and operate 26 Trillium facilities in four states: Florida, Georgia, Iowa, and Nebraska with 1,685 total licensed beds (1,546 skilled nursing, 139 assisted living) and 36 independent living apartments. The breakdown by state is as follows: Florida – 1 skilled nursing facility; Georgia – 1 skilled nursing facility; Iowa – 16 skilled nursing facilities, 2 independent living centers and 1 assisted living centers; Nebraska – 4 skilled nursing facilities and 1 assisted living center.

Skilled nursing and assisted living facilities are regulated and licensed by each state’s licensing agency. The licensing agency is responsible for the administration of the Medicaid program, licensure and regulation of health facilities. Our skilled nursing facilities are also Medicare certified with Centers of Medicare and Medicaid Services (CMS).

Trillium and Banyan reimbursement rates are determined by CMS for Medicare and each state’s Medicaid program. These rates could be significantly affected by any future changes in Medicare or Medicaid reimbursement. To receive authorization to be admitted to a skilled nursing facility or a PPEC facility a resident or child must have a qualifying diagnosis and a doctor’s order from a physician.

Our plans include expansion into multiple states, and we will be subject to the regulations, licensure requirements and processes, and reimbursement rates in each of those states. Each state manages their own program requirements, regulations and reimbursement programs. Our projected financial plans in these expansion states could be impacted by any changes or barriers to entry in each of these states as they expand.

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

We are also subject to certain state laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a financial relationship exists between a referring person or entity and the entity providing the service. Federal laws governing our activities include regulation under the Medicare and Medicaid programs. Federal fraud and abuse laws prohibit or restrict, among other things, the payment of remuneration to parties in a position to influence or cause the referral of patients or business, as well as the filing of false claims. Government enforcement authorities have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry.

Changes in or new interpretations of these laws could have an adverse effect on our methods and costs of doing business. Further, failure to comply with such laws could adversely affect the ability to continue to provide, or receive reimbursement for, our services, and could subject A4L, its subsidiaries, and its officers and employees to civil and criminal penalties. There can be no assurance that A4L or its subsidiaries will not encounter regulatory impediments that could adversely affect the ability to open facilities or to expand the services currently planned to provide at the facilities.

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

A4L and its subsidiaries enforce a HIPAA compliance plan, which complies with the HIPAA privacy and security regulation, also provided are dedicated resources to monitor compliance with our HIPAA compliance program.

A4L and subsidiaries, its providers, and certain of its vendors are also subject to numerous other privacy and security laws and regulations at the federal and state levels. We remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and violations may result in additional penalties.

Fraud and Abuse Laws. Federal and state enforcement authorities have prioritized the investigation and prosecution of health care fraud, waste and abuse. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members, billing for unnecessary medical services by a provider and improper marketing and violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we have structured a compliance program with care in an effort to meet all statutory and regulatory requirements, our policies and procedures will be continuously under review and subject to updates and our training and education programs will always be evolving. We intend to invest significant resources towards our compliance efforts.

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

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to us, diversion of management’s time and attention, and could have a material adverse effect on The Company.

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

Results of Operations

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. We are closely monitoring developments and taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, as well as its residential and pediatric patients.

Our evaluations of our practices, procedures, and operations, related to COVID-19, is ongoing. Additional updates to policies, procedures and operations will occur as best practices are adopted and as we deem necessary or advisable, or as further governmental guidance or regulations are implemented.

The following summary of our operations should be read in conjunction with our unaudited financial statements for the period ended June 30, 2021 which are included in this quarterly report.

For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2021	2020	Change	2021	2020	Change
Revenue	$6,111,828	$442,477	$5,669,351	$6,718,753	$443,392	$6,275,361
Cost of services provided	2,934,599	153,013	2,781,586	3,167,059	153,013	3,014,046
Operating expenses	4,496,374	538,342	3,958,032	5,381,307	982,629	4,398,678
Other income (expense)	(79,072)	-	(79,072)	(138,588)	(3)	(138,585)
Net Loss from continuing operations	$(1,398,217)	$(248,877)	$(1,149,340)	$(1,968,201)	$(692,252)	$(1,275,949)

We recognized revenue of $6,111,828 for the three months ended June 30, 2021, compared to $442,477 for the three months ended June 30, 2020. The first operating PPEC facility began in May of 2020 with the acquisition of the St. Petersburg location and revenues began being reported at that time. The Sarasota PPEC facility began reporting revenue in May of 2021. The Trillium acquisition closed on June 10, 2021, revenue reflected for the three- and six-month periods ending June 2021 include 20 days of revenue from the Trillium Subsidiaries compared to the revenue for the same period ending in 2020.

Operating expenses for the three months ended June 30, 2021, increased to $4,496,375 from $538,342 from the three months ended June 30, 2020. Operating expenses consist of salary expenses, general and administrative and professional fees. The increase in operating expense was primarily due to the acquisition of Trillium.

Our net loss for the three months ended June 30, 2021, increased to $1,398,217 from $248,877 for the three months ended June 30, 2020.

For the six month periods ending June 30,2021 and 2020 we recognized revenue of $6,718,753 and $443,392, respectively. The increase in revenue is mainly due to the Trillium acquisition on June 10, 2021 and the first time consolidation of the companies. Operating expenses for the six month periods ending June 30, 2021 and 2020 were also increased to $5,381,307 from $982,629 operating expenses are increased primarily from the Trillium acquisition.

Net loss for the six month period ended June 30, 2021 increased to $1,968,201 from $692,252 for the same period in 2020.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2021 and December 31, 2020.

	June 30,	December 30,
	2021	2020	Change
Cash	$3,436,928	$345,982	$3,090,946

Current Assets	$18,553,532	$650,647	$17,902,885
Current Liabilities	33,061,268	2,860,798	30,200,470
Working Capital	$(14,507,736)	$(2,210,151)	$(12,297,585)

As of June 30, 2021, our working capital decreased $12,297,585, primarily due to an increase in liabilities assumed in the Trillium acquisition.

As of June 30, 2021 and December 31, 2020, current assets consisted of cash, accounts receivable and other current assets. The increase in cash was primarily due to the issuance of shares of restricted common stock at a purchase price of $0.50 per share for an aggregate amount of $4,115,000 during the period of February 11, 2021 through April 30, 2021. Cash and other current assets also increased due to the Trillium acquisition.

As of June 30, 2021, current liabilities consisted of notes and loans payable in the amount of $4,205,085, accrued expenses and accounts payable of $10,265,257, lease liability of $8,045,316, share liability of $ $5,000,000, deferred revenue of $2,019,216, advance payments of $2,617,998 and a liability due to the Trillium sellers in the amount of $902,847. The increases in liabilities are due to the Trillium acquisition and the liabilities assumed in that transaction.

Going Concern and Liquidity Considerations

At June 30, 2021, we had accrued expenses and current notes payable in excess of cash and accounts receivable, we had cash and accounts receivable in the amount of approximately $11.9 million and a deficiency in working capital of approximately $14.5 million. For the six months ended June 30, 2021, our net loss was approximately $1.6 million.

As a result of these factors, we determined it was necessary to review our cash flow for 2021 and an overall analysis of market trends to determine whether or not we have sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. We also determined it was necessary to take certain corporate actions, including reducing discretionary expenses, raising additional capital and improving revenue, as discussed below, in order to ensure we have sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

Below is a summary of the corporate actions being taken to address liquidity.

Subsequent to June 30, 2021 we have sold approximately 1,575,000 Common Shares for an aggregate amount of $1,575,000. During the three months following this Quarterly Report we plan to raise $5 million in total, this capital raise will be used for additional growth through acquisitions and for working capital.

Of the $14.5 million working capital deficit, $5 million is related to a liability to issue Common Shares to Trillium as part of the acquisition. This liability will not have an impact to cash and working capital resources.

Additional actions being taken are as follows:

●	Therapy and Medical Management joint ventures – planned impact to net operating income is approximately $2 million
●	Purchase of 16 Omega properties (own vs lease) (see NOTE 5) – planned impact to net operating income is approximately $2.7 million
●	Medicaid rate increases that were effective July 1, 2021 – planned impact to net operating income is $3.2 million

As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its Financial Statements are issued.

Cash Flows

The below chart summarizes the Company’s cash flows for the six months ended June 30:

	June 30,	June 30,
	2021	2020	Change
Cash used in operating activities	$(5,321,910)	$(374,588)	$(4,947,323)
Cash provided by investing activities	3,291,501	(4,601,484)	7,892,985
Cash provided by financing activities	5,121,355	1,077,823	4,043,533
Net change in cash for period	$3,090,946	$(3,898,249)	$6,989,195

Cash flow from Operating Activities

During the six months ended June 30, 2021, we used $5,321,910 for operating activities compared to $374,588 cash used for operating activities during the six months ended June 30, 2020. The change in cash used for operating activities is due to an increase in deposits that were paid to the Trillium landlords as a condition of approval for the transaction, the amount paid in deposits was $4,200,000. There was also an increase in prepaid expenses and accounts receivable as a result of the Trillium acquisition.

Cash flow from Investing Activities

The cash from investing activities for the six months ended June 30, 2021 was $3,291,501 compared to cash used in investing activities of $4,601,4849 for the six months ended June 30, 2020. This is primarily due to the cash acquired in the Trillium acquisition and the first-time consolidation of the Company as a result.

Cash flow from Financing Activities

The cash flow from financing activities in the six months ended June 30, 2021, was $5,151,355 compared to $1,077,823 for the six months ended June 30, 2020. The increase is primarily due to cash received from use of the line of credit and cash received from the issuance of restricted common stock.

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

See Note 2 - Significant Accounting Policies and the Financial Statements that are included in this Quarterly Report.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

We hired a consulting firm to advise on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our condensed consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 6. Exhibits

2.1	Purchase and Sale Agreement dated as of June 21, 2021 by and between Grace Properties Olney, LLC, and Real Living Property Holdings – Texas, LLC (Previously filed on June 24, 2021 as Exhibit 2.1 of the Company’s Current Report on Form 8-K)

2.2	Management Transfer Agreement dated as of June 21, 2021 by and between GCC Olney, LLC and Olney Health and Rehab Center, LLC (Previously filed on June 24, 2021 as Exhibit 2.2 of the Company’s Current Report on Form 8-K)

2.2	Purchase and Sale Agreement dated as of June 21, 2021 by and between Grace Properties Nocona, LLC, and Real Living Property Holdings – Texas, LLC (Previously filed on June 24, 2021 as Exhibit 2.3 of the Company’s Current Report on Form 8-K)

2.4	Management Transfer Agreement dated as of June 21, 2021 by and between GCC Nocona, LLC and Nocona Health and Rehab Center, LLC (Previously filed on June 24, 2021 as Exhibit 2.4 of the Company’s Current Report on Form 8-K)

2.5	Purchase and Sale Agreement dated as of June 21, 2021 by and between Grace Properties Henrietta, LLC, and Real Living Property Holdings – Texas, LLC (Previously filed on June 24, 2021 as Exhibit 2.5 of the Company’s Current Report on Form 8-K)

2.6	Management Transfer Agreement dated as of June 21, 2021 by and between GCC Henrietta, LLC and Henrietta Health and Rehab Center, LLC (Previously filed on June 24, 2021 as Exhibit 2.6 of the Company’s Current Report on Form 8-K)

2.7	Guarantee of Indemnification Obligations made as of June 21, 2021, by Jake Hallsted for the benefit of Nocona Health and Rehab Center, LLC, Henrietta Health and Rehab Center, LLC, Olney Health and Rehab Center, LLC and Real Living Property Holdings – Texas, LLC (Previously filed on June 24, 2021 as Exhibit 2.7 of the Company’s Current Report on Form 8-K)

2.8	Amended and Restated Membership Interest Purchase Agreement by and among Assisted 4 Living, Inc., Richard T. Mason, G. Shayne Bench and Trillium Healthcare Group, LLC, dated as of June 10, 2021 (Previously filed on June 16, 2021 as Exhibit 2.1 of the Company’s Current Report on Form 8-K)

10.1	Business Development Agreement by and between Assisted 4 Living, Inc. and Richard T. Mason and G. Shayne Bench, dated as of June 10, 2021 (Previously filed on June 16, 2021 as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.2	Master Lease by and between CTR Partnership, L.P. and Greenside Healthcare Properties, LLC, entered into on August 16, 2019 (Previously filed on June 16, 2021 as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.3	Consent Agreement and Amendment to Master Lease by and between CTR Partnership, L.P. and Greenside Healthcare Properties, LLC, entered into on June 10, 2021 (Previously filed on June 16, 2021 as Exhibit 10.3 of the Company’s Current Report on Form 8-K)

10.4	Master Lease by and between Crete Plus Five Property, L.L.C., Iowa Lincoln County Property, L.L.C., Muscatine Toledo Properties, L.L.C. and Avery Street Property, L.L.C. and IANE Properties I, LLC and IANE Properties II, LLC, entered into on May 13, 2015; as amended pursuant to the First Amendment to Master Lease entered into on September 6, 2019, the Second Amendment to Master Lease entered into on October 7, 2019, Third Amendment to Master Lease entered into on January 1, 2020 and Fourth Amendment to Master Lease entered into on July 22, 2020 (Previously filed on June 16, 2021 as Exhibit 10.4 of the Company’s Current Report on Form 8-K)

10.5	Consent Agreement and Fifth Amendment to Master Lease by and between Crete Plus Five Property, L.L.C., Iowa Lincoln County Property, L.L.C., Muscatine Toledo Properties, L.L.C. and Avery Street Property, L.L.C. and IANE Properties I, LLC and IANE Properties II, LLC, entered into on June 10, 2021; which is acknowledged and joined by Assisted 4 Living, Inc. (Previously filed on June 16, 2021 as Exhibit 10.5 of the Company’s Current Report on Form 8-K)

10.6	Guaranty of Master Lease given by Assisted 4 Living, Inc. in favor of CTR Partnership L.P., effective as of June 10, 2021 (Previously filed on June 16, 2021 as Exhibit 10.6 of the Company’s Current Report on Form 8-K)

10.7	Unconditional Guaranty of Lease given by Assisted 4 Living, Inc. to Crete Plus Five Property, L.L.C., Iowa Lincoln County Property, L.L.C., Muscatine Toledo Properties, L.L.C. and Avery Street Property, L.L.C., dated as of June 10, 2021 (Previously filed on June 16, 2021 as Exhibit 10.7 of the Company’s Current Report on Form 8-K)

31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: August 16, 2021	/s/ Louis Collier
Louis Collier
Chief Executive Officer (principal executive officer)

