Form 10-Q
period 2021-09-30
ASSISTED 4 LIVING, INC.
filed 2021-11-15
CIK 1719435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares of the issuer’s common stock outstanding as of November 12, 2021 was 45,345,418  shares, par value $0.0001 per share.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(UNAUDITED)
ASSETS
Current assets:
Cash	$3,894,536	$345,982
Accounts receivable, net	7,490,091	97,073
Prepaid expenses and other current assets	3,747,240	207,592
Total current assets	15,131,867	650,647

Operating Lease right-of-use assets	46,089,030	3,977,988
Goodwill	15,513,677	3,431,148
Leasehold improvements, net	3,766,330	2,614,391
Property and equipment, net	2,680,115	128,475
Other assets	2,950,265	-

Total assets	86,131,284	$10,802,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10,879,082	148,180
Notes payable	7,041,759	2,385,010
Accrued interest, Including related party	42,567	48,601
Loans Payable - other	498,140	63,907
Operating Lease obligations - current portion	8,311,905	189,397
Advanced payments	1,671,698	-
Deferred Revenue	596,227	-
Deferred HHS Revenue	778,408	25,703
Liability to issue shares	5,000,000	-
Due to Seller for acquisition	902,847	-
Total current liabilities	35,722,633	2,860,798

Operating Lease obligations - net of current portion	38,089,042	3,864,321
Liability to issue shares - long term	4,750,000	-
Notes payable, net of current portion	265,117	322,490
Total liabilities	78,826,792	7,047,609

Stockholders’ equity:

Common stock, par value $0.0001; 100,000,000 shares authorized, 45,345,418, and 4,165,418 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,535	417
Additional paid-in capital	17,876,115	7,460,348
Subscription receivable	-	(30)
Accumulated deficit	(10,576,158)	(3,705,695)
Total stockholders’ equity	7,304,492	$3,755,040

Total liabilities and stockholders’ equity	86,131,284	$10,802,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Service Revenue	$21,602,984	$654,351	$27,581,902	$1,088,341
Rental income	11,275	5,625	22,875	7,500
Other revenue	760,833	(527)	1,489,068	7,000
Net Revenue	22,375,092	659,449	29,093,845	1,102,841

Cost of services provided	12,310,011	256,825	15,477,070	409,838

Gross profit	10,065,081	402,624	13,616,775	693,003

Operating expenses
Salaries and payroll expense	5,068,423	320,404	6,671,656	870,191
General and administrative	4,978,559	205,818	6,591,749	454,482
Lease expense	2,991,078	88,691	3,912,133	193,365
Professional fees	1,722,741	70,819	2,707,511	134,829
Marketing and advertising	236,499	4,276	336,984	12,378
Depreciation and amortization expense	159,750	16,744	318,324	24,135
Total operating expenses	15,157,050	706,752	20,538,357	1,689,380

Loss from operations	(5,091,969)	(304,128)	(6,921,582)	(996,377)

Other income (expense)
Loss on disposal of asset	-	(22,753)	-	(22,753)
Interest expense	(179,293)	(7,920)	(317,881)	(7,923)
Total other income (expense)	(179,293)	(30,673)	(317,881)	(30,676)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND RESULTS FROM DISCONTINUED OPERATIONS	(5,271,262)	(334,801)	(7,239,463)	(1,027,053)

Income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(5,271,262)	(334,801)	(7,239,463)	(1,027,053)

Loss from discontinued operations	-	-	(26,500)	-
Gain on disposal of discontinued operations	-	-	395,500	-
Income from discontinued operations	-	-	369,000	-

Net loss attributable to common shareholders	$(5,271,262)	$(334,801)	$(6,870,463)	$(1,027,053)
Continuing Operations
Loss per share - basic and diluted - Continuing operations	$(0.12)	$(0.08)	$(0.24)	$(0.25)

Weighted average number of shares outstanding - basic and diluted	42,783,081	4,221,021	29,984,191	4,064,414

Discontinued operations net income per share
Earnings per share - basic	n/a	n/a	$0.01	n/a
Earnings per share - diluted	n/a	n/a	$0.01	n/a
Weighted average number of shares - basic	n/a	n/a	29,984,191	n/a
Weighted average shares outstanding - diluted	n/a	n/a	34,705,065	n/a

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Common Stock		Additional			Total
	Number of		paid-in	Subscription	Accumulated	stockholders’
	shares	Amount	Capital	Receivable	deficit	Equity
For the Three and Nine Months Ended September 30, 2020

Balance at December 31, 2019	4,008,443	401	6,618,364	(170)	(2,407,760)	4,210,835

Net loss for the period	-	-	-	-	(443,375)	(443,375)

Balance at March 31, 2020	4,008,443	401	6,618,364	(170)	(2,851,135)	3,767,460

Net loss for the period	-	-	-	-	(692,252)	(692,252)

Balance at June 30, 2020	4,008,443	401	6,618,364	(170)	(3,543,387)	3,075,208

Issuance of stock warrant expense	-	-	342,000	-	-	342,000

Issuance of shares for conversion of debt	166,667	16	499,984	-	-	500,000

Net loss for the period	-	-	-	-	(1,027,054)	(1,027,054)

Balance at September 30, 2020	4,175,110	417	7,460,348	(170)	(4,570,441)	2,890,154

For the Three and Nine Months Ended September 30, 2021

Balance at December 31, 2020	4,165,418	417	7,460,348	(30)	(3,705,695)	3,755,040

Collection on subscription receivable	-	-	-	30	-	30

Issuance of shares for acquisition	31,230,000	3123	3,039,874	-	-	3,042,997

Net loss for the period	-	-	-	-	(579,061)	(579,061)

Balance at March 31, 2021	35,395,418	3,540	10,500,222	-	(4,284,756)	6,219,006

Issuance of shares via private placement	1,150,000	115	574,885	-	-	575,000

Issuance of shares for the conversion of debt	4,000,000	400	1,999,600	-	-	2,000,000

Shares returned and cancelled for transfer of discontinued operations	(200,000)	(20)	(369,980)	-	-	(370,000)

Net loss for the period	-	-	-	-	(1,020,140)	(1,020,140)

Balance at June 30, 2021	40,345,418	4,035	12,704,727	-	(5,304,896)	7,403,866

Issuance of shares via private placement	5,000,000	500	4,999,500	-	-	5,000,000

Stock-based compensation and issuance of employee stock award plan	-	-	171,888	-	-	171,888

Net loss for the period	-	-	-	-	(5,271,262)	(5,271,262)

Balance at September 30, 2021	45,345,418	4,535	17,876,115	-	(10,576,158)	7,304,492

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASSISTED 4 LIVING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(6,870,463)	$(1,027,054)
Adjustments to reconcile net loss to cash used in operating activities:

Net gain from discontinued operations	(369,000)	-
Depreciation and amortization	318,324	-
(Increase) decrease in assets
Prepaid expenses and other current assets	(1,824,624)	(2,877)
Deposits and other assets	(2,003,607)	-
Accounts receivable	435,016	(145,225)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,373,538	249,999
Deferred Revenues	1,331,333	55,371
Advance payments	(3,396,502)	-
Accrued interest	(6,034)	-
Cash used in operating activities	(10,012,019)	(870,286)

Cash flows from investing activities
Goodwill from acquisition	-	(3,431,148)
Non-cash operating lease expense	212,326	28,541
Cash and assets from acquisition	3,432,847	-
Investment in leasehold improvements	-	(1,852,465)
Purchase of property and equipment	(76,317)	(61,083)
Cash used in investing activities	3,568,856	(5,316,155)

Cash flows from financing activities
Repayment of principal on notes payable	(776,207)	-
Proceeds from the sale of common stock	575,000	-
Proceeds from notes payable	5,212,234	2,664,234
Repayment on loans payable	(18,810)	-
Warrants to be issued	-	342,000
Proceeds from the issuance of registered shares	4,999,500	328
Cash provided by financing activities	9,991,717	3,006,562
Net increase (decrease) in cash	3,548,554	(3,179,879)

Cash, beginning of year	345,982	4,044,700
Cash, end of period	$3,894,536	$864,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Interest Paid	275,831	-
Taxes Paid	-	-
NON-CASH ITEMS
Liability to issue shares for acquisition	9,750,000
Goodwill from acquisition	12,082,529
Recognition of lease liability and right of use asset at inception	46,089,030	3,976,562
Conversion of notes payable and accrued interest for common stock	2,000,000	500,000

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

Banyan, operates three pediatric extended care centers (“PPECs”) in southwest Florida. A PPEC is a nurse-staffed pediatric day care center for medically complex children age birth to 21 years. Our staff includes Registered Nurses (RNs), Licensed Practical Nurses (LPNs), Certified Nursing Assistants (CNAs) and Caregivers, who attend to the children’s medical conditions throughout the day in classroom, dining, play, and clinical settings. Banyan is fully licensed and accepts Florida Medicaid.

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

Trillium subsidiaries lease and operate 26 facilities in four states: Florida, Georgia, Iowa, and Nebraska with 1,685 total licensed beds (1,546 skilled nursing, 139 assisted living) and 36 independent living apartments. The breakdown by state is as follows: Florida – 1 skilled nursing facility; Georgia – 1 skilled nursing facility; Iowa – 16 skilled nursing facilities, 2 independent living centers and 1 assisted living centers; Nebraska – 4 skilled nursing facilities and 1 assisted living center.

The facilities provide room and board, routine daily care services, post-acute care including rehabilitation and memory care. The Trillium Subsidiaries were organized under the laws of the State of Florida on February 9, 2012, for the purpose of acquiring and managing long term care facilities, such as skilled nursing facilities and assisted living centers.

We are headquartered in Bradenton, Florida.

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

In the opinion of management, the accompanying condensed consolidated Financial Statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021 and Current Report on Form 8-K on June 2, 2021. As of April 30, 2021, we had discontinued operations reflected in the accompanying condensed consolidated Financial Statements. As a result of the Plan of Merger completed on March 23, 2021 (see NOTE 3) we have changed our year end reporting period from November to December.

Capital Requirements, Liquidity and Going Concern Considerations

These condensed consolidated Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we had cash and accounts receivable in the amount of approximately $11.4 million at September 30, 2021, we had accrued expenses and current notes payable in excess of cash and accounts receivable in the amount of approximately $6.5 million, and a deficiency in working capital of approximately $20.6 million. For the nine months ended September 30, 2021, our net loss was approximately $6.9 million.

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

During the three months ended September 30, 2021 we sold 5.0 million shares for an aggregate total of $5.0 million. This capital raise will be used for additional growth through acquisitions and for working capital. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected.

Basis of Consolidation

These condensed consolidated Financial Statements include the accounts of the Company and the wholly-owned subsidiaries, Banyan Pediatric Care Centers – OPS, LLC, Banyan Pediatric Care Centers – St. Petersburg, LLC, Banyan Pediatric Care Centers, - Pasco, LLC and Banyan Pediatric Care Centers – Sarasota, LLC and the discontinued operations of Assisted 2 Live, Inc., the wholly owned subsidiary that was discontinued as of April 30, 2021. All material intercompany balances and transactions have been eliminated. The condensed consolidated Financial Statements also include the accounts of the Trillium Subsidiaries from June 10, 2021, the effective date of the transaction with Trillium.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of contractual allowances and reserves for doubtful accounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s Financial Statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 Pandemic. In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have materially affected the Company’s results of operations during 2020. Where applicable, the impact resulting from the COVID-19 pandemic during the year ended December 31, 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178 billion in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provide for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the period ended September 30, 2021, the Company was a beneficiary of these stimulus measures, including the Medicare Accelerated and Advance Payment Program.

The Company’s accounting policies for the recognition of these stimulus monies is as follows:

Pandemic Relief Funds

Trillium received an aggregate of $13,487,923 in PHSSEF payments, of which $4,242,796 was applied during 2020. Prior to the acquisition date of June 10, 2021 Trillium had recognized $7,081,557 as other operating income. During the three and nine-month period ended September 30, 2021 we recognized $1,385,162 as other operating income resulting in a remaining balance of $778,408 which is classified on the balance sheet as Deferred HHS Revenue. The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by HHS, that are attributable to coronavirus, as well as receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the CAA and all frequently asked questions and other interpretive guidance issued by HHS, including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021 (the “January 15, 2021 Notice”) and frequently asked questions issued by HHS on January 28, 2021 which clarified previously issued guidance, as well as expenses incurred attributable to the coronavirus and the Company’s results of operations during such period as compared to the Company’s budget. Such guidance, specifically the various Post-Payment Notice of Reporting Requirements and frequently asked questions issued by HHS, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. On the basis of guidance available at the time, the Company’s estimate of lost revenues was first based on the negative change in year-over-year net patient care operating revenue, then on the negative change in year-over-year net patient care operating income and finally on the difference between budgeted and actual revenue for calendar year. The calculation as of September 30, 2021 is in accordance with the CAA which indicates that lost revenues may be calculated pursuant to frequently asked questions published by HHS in June 2020, including the difference between a provider’s budgeted and actual revenue if such budget had been established prior to March 27, 2020. The use of funds calculation as of September 30, 2021 takes into account expenses attributable to each respective entity, which primarily relate to incremental labor and supply costs, as well as lost revenues. General fund distributions were allocated among subsidiaries according to total unreimbursed losses. Targeted distributions were not allocated or transferred among subsidiaries. While the CAA, January 15, 2021 Notice and frequently asked questions published by HHS on January 28, 2021 indicate that targeted distribution payments may be allocated or transferred to subsidiaries, distinct conditions exist for such allocations or transfers including that the parent organization have a “direct ownership relationship” with the subsidiary who received the targeted distribution payment. Additionally, the subsidiary that was the recipient of the targeted distribution payment retains responsibility for reporting to HHS on the use of such funds even if they are transferred or allocated to other subsidiaries. There are significant uncertainties as to the meaning and interpretation of conditions specific to the allocation or transfer of targeted distribution payments such that as of September 30, 2021, the Company is not reasonably assured that it can or will choose to comply with such conditions in order to allocate or transfer targeted distribution payments.

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

Medicare Accelerated Payments

The Company recorded payments under the Medicare Accelerated and Advance Payment program in accordance with FASB ASC 606 and has recorded amounts as a contract liability under FASB ASC 606-10-45-2. The contract liability will be reduced over time as revenue is recognized for claims submitted for services provided after the recoupment period begins. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued and will be assessed for each full 30-day period that the balance remains unpaid. As of September 30, 2021, $1,671,698 of Medicare accelerated payments are reflected on the balance sheet within advance payments line.

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

Fixed grantee stock options (fixed awards) and nonvested stock (including restricted stock) shall be included in the computation of diluted earnings per common share. Even though their issuance may be contingent upon vesting, they shall be considered to be contingently issuable shares. Because issuance of performance based stock options (and performance based nonvested stock) is contingent upon satisfying conditions in addition to the mere passage of time, those options and non vested stock shall be considered to be contingently issuable shares in the computation of diluted earnings per common share.

The dilutive effect of outstanding call options and warrants (and their equivalents) are reflected in diluted earnings per common share by application of the treasury stock method unless another method is required. Equivalents of options and warrants include nonvested stock granted under a share based payment arrangement, stock purchase contracts, and partially paid stock subscriptions. Antidilutive contracts such as purchased put options and purchased call options shall be excluded from diluted earnings per common share.

The Company has included shares issuable under its 2021 Incentive Award Plan in deriving its fully diluted earnings per common share using the Treasury Method in accordance with ASC 260-10-45.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Revenue Recognition

We follow ASC 606, “Revenue from Contracts with Customers.” Revenues are recognized when promised services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. We derive our revenues from the rendering of services, such as skilled nursing services. The five-step armodel defined by ASC 606 requires us to: (i) identify our contracts with customers, (ii) identify our performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to our performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net revenues	$-	$-	$76,847	$-
Cost of net revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Salary and tax expense	-	-	46,813	-
General and administrative	-	-	52,555	-
Lease expense	-	-	3,979	-
Total operating expenses	-	-	103,347	-

Income from discontinued operations	-	-	(26,500)	-
Interest and other, net	-	-	-	-
Income from discontinued operations before income taxes	-	-	(26,500)	-
Provision for income taxes		-		-
Income from discontinued operations, net of income taxes	$-	$-	$(26,500)	$-

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

The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The table below provides a preliminary recording of assets acquired and liabilities assumed as of the acquisition date. During the three month period ended September 30, 2021 certain adjustments were made to the fair value of accounts receivable, share liability and goodwill. The amounts recorded for property, plant and equipment, leasehold improvements and goodwill are preliminary and pending finalization of valuation efforts.

Assets acquired
Cash	$3,432,847
Accounts receivable	5,521,080
Prepaid expenses and other current assets	2,661,683
Property and equipment	2,380,635
Goodwill	12,082,529
Leasehold improvements	1,213,273
Lease right of use asset	44,196,092
Total identifiable assets acquired	$71,488,139
Liabilities assumed
Advance payments	$2,905,234
Accounts payable and accrued expenses	8,783,508
Deferred revenue	2,162,966
Loan Payable - other	453,043
Lease liability - current portion	7,837,406
Notes payable	2,309,884
Lease liability - net of current portion	36,383,251
Cash due to seller	902,847
Share liability	9,750,000
$71,488,139

NOTE 6– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Our accounts payable and accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020

Accounts payable	$6,299,400	$16,298
Credit Card	37,712	1,050
Accrued Expense	3,513,517	130,832
Accrued Salary	995,265	-
Payroll Tax Payable	33,189	-
	$10,879,082	$148,180

NOTE 7 – NOTES PAYABLE

Notes payable at September 30, 2021 and December 31, 2020 consisted of the following:

		September 30, 2021	December 31, 2020
Excel Family Partners, LLLP / Banyan Pediatric Investment, Inc. (Sep 2020)	a	$-	$2,000,000
NuView Trust Co. (Nov 2020)	b	300,000	300,000
Grand Trinity Plaza, LLC (Dec 2020)	c	346,174	407,500
Reliant	d.i	808,310	-
HCSG	d.ii	397,191	-
Medline	d.iii	242,967	-
SLR - RLOC	e	5,212,234	-
		$7,306,876	$2,707,500

a.	On September 18, 2020, through Banyan, we entered into a Convertible Note and Securities Purchase Agreement with two investors for the aggregate principal in the amount of $2,000,000. The note had a maturity date of September 18, 2022, and an interest rate of 8% to be paid quarterly. The principal was funded by two investors (“Purchasers”), both related parties. Excel Family Partners, LLLP invested $1,500,000 and Banyan Pediatric Investments, LLC invested $500,000. The proceeds of this note were used for operational expenses and for the payment of the remainder of the buildout of the Pasco County and the Sarasota locations. Written consent from shareholders holding a majority of the issued and outstanding shares of common stock of Banyan was obtained, not including such shares currently held by the Purchasers or their affiliates, consenting to the note contemplated hereby, in a form and substance acceptable to the Purchasers, in their respective reasonable discretion. Both Purchasers were permitted to convert their respective portions of the note at a conversion price of $0.10 per share. Subsequent to the Merger (see NOTE 3), the Board revised the conversion price of the note to $0.50 per share. Effective March 30, 2021, the Purchasers exercised their right to convert all outstanding principal. As of September 30, 2021, and December 31, 2020, there was $0 and $45,589 of accrued interest, respectively and is reflected in accrued interest balances on the condensed consolidated balance sheet at September 30, 2021 and December 31, 2020.

b.	On November 6, 2020, through Banyan, we entered into a one-year note in the principal amount of $300,000 with NuView Trust Company. The note has a 12% interest rate with interest only payments until date of maturity. The proceeds of this note were used for operational expenses and for the payment of the remainder of the buildout of the Pasco County and the Sarasota locations. As of September 30, 2021, and December 31, 2020, there was no accrued interest. (see NOTE 3)

c.	On December 15, 2020, through Banyan Pediatric Care Centers – Pasco, LLC, we entered into a note payable with Grand Trinity Plaza, LLC in the principal amount of $407,500, which is guaranteed by Banyan. The term of the note is 48 months with an interest rate of 6%. The maturity date of the note is January 1, 2025. The note is in conjunction with the 84-month facility lease for the Pasco County location, pursuant to which the landlord also provided the construction of the buildout and financed $407,500 of the construction costs.

d.	In 2019, certain vendors of Trillium agreed to extend payment terms by converting then outstanding amounts of accounts payable balances to long-term debt bearing interest at rates ranging from 0% to 6%.

	i.	Reliant note payable - Past due balances with vendor Reliant were converted to a note payable in 36 equal monthly installments of principal and interest of $69,568 from October 2019 through September 2022. The note bears interest at a rate of 6%. As discussed in NOTE 5, through the Trillium transaction we assumed the balance of the debt at the transaction date of June 10, 2021, the condensed consolidated balance sheet reflects the balance of the note due at September 30, 2021.

	ii.	HCSG note payable – Past due balances with vendor HCSG were converted to a non-interest-bearing note payable; payable in 36 equal monthly principal installments of $33,099 from October 2019 through September 2022. As discussed in NOTE 5, through the Trillium transaction we assumed the balance of the debt at the transaction date of June 10, 2021, the condensed consolidated balance sheet reflects the balance of the note due at September 30, 2021.

	iii.	Medline note payable – Past due balances with vendor Medline were converted to a note payable; payable in 36 equal monthly installments of principal and interest of $20,911 from October 2019 through September 2022; note bears interest at a rate of 6%. As discussed in NOTE 5, through the Trillium transaction we assumed the balance of the debt at the transaction date of June 10, 2021, the condensed consolidated balance sheet reflects the balance of the note due at September 30, 2021.

e.	SLR revolving line of credit - On May 9, 2019, Trillium entered into a financing agreement (“the GHF Line”) with Gemino Healthcare Finance, LLC (DBA SLR Healthcare ABL), the lender, which allows the Trillium Subsidiaries to borrow up to the lesser of $10 million or 85% of eligible accounts receivable. The GHF Line bears interest at the greater of one-month LIBOR or 2%, plus 4.95%, applied daily, and continues to be applied to outstanding principal until the expiration of one business day after such principal has been repaid. The Trillium Subsidiaries also incur monthly collateral management fees under the line of 1 % of the average daily balance of the preceding month and is subject to a monthly unused line fee of 0.75% of the difference between revolving loan commitment and the average daily balance outstanding during the preceding month. The GHF Line is secured by cash, accounts receivable, and substantially all intangible assets of the Trillium Subsidiaries and terminates on May 9, 2022. On July 12, 2021, the agreement was amended whereas Assisted 4 Living, Inc was named as the Guarantor of the line. At September 30, 2021, the outstanding balance on the line was $5,212,234. On September 30, 2021 we entered into a Second Amendment of the financing agreement with GHF. The Second Amendment amended the Credit Agreement by: (1) adding Assisted 4 Living, Inc as a guarantor to the credit facility and releasing Trillium and it’s four principal individuals from their obligations under the credit facility; (2) increasing the term of the credit facility so that it now expires on September 29, 2023; (3) revising the termination fee to reflect the increase in the term of the credit facility; (4) modifying the fixed percentage used to calculate the Interest Rate from 5.95% to a range of 4.50% to 3.90%, depending on the outstanding loan balance during the preceding three months, with the rate decreasing as the amount borrowed increases; (5) reducing the collateral monitoring fee from 1.50% to 1.00%; (6) reducing the unused line fee from 0.75% to 0.50%; and (7) increasing the maximum amount of the credit facility from $10 million to $25 million. The above changes are the primary changes to the credit facility.

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

NOTE 8 – LEASEHOLD IMPROVEMENTS

The Company had the following leasehold improvements as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,	Amortization
	2021	2020	Period
Leasehold improvements	3,984,470	2,669,047	15-17 years
Less: amortization	(218,140)	(54,656)

Net	3,766,330	2,614,391

During the year ended December 31, 2020, we recorded $2,669,047 of leasehold improvements. These amounts include costs related to the build out of the Sarasota location in the amount of $1,245,950. These costs will be amortized over the expected term of the lease including extensions that management expects to be 15 years. We also recorded costs in the amount of $1,021,793 related to the New Port Richey location buildout. The expected amortization of the improvements for the New Port Richey location is 17 years. Also recorded were $401,303 of improvements as part of the St. Petersburg-Kidz Club Acquisition. The expected amortization of the improvements for the St. Petersburg location is 15 years. We also recorded $1,213,273 in lease improvements as part of the Trillium acquisition, during the nine-month period ending September 30, 202.

Amortization expense for the three months ended September 30, 2021 and 2020 was $70,193 and $13,593, respectively.

Amortization expense for the nine months ended September 30, 2021 and 2020 was $218,140 and $54,656, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT

	September 30,	December 31,	Amortization Period
	2021	2020
Furniture and fixtures	987,904	73,594	5
Computers / equipment / software	95,952	50,401	5
Motor vehicles	12,084	12,084	5
Buildings	1,060,000	-	39
Land	500,000	-
Construction in progress	100,699	-
Less: depreciation	(76,524)	(7,604)
Net	2,680,115	128,475

During the year ended December 31, 2020 we recorded $136,079 in property plant and equipment. These expenses were related to furniture and fixtures and for the new Banyan Sarasota and Pasco locations. We also recorded expenses related to computers and equipment for these new locations, as well as the St Petersburg location acquired in May of 2020. We also purchased buses for the St. Petersburg location, as of the year ended December 2020 we had one bus that was purchased for cash and is being depreciated. Other buses have been purchased with finance leases and are reflected in Right of Use Assets and Lease Liabilities.

During the nine month period ending September 30, 2021 we recorded additional furniture and fixtures related to the Banyan locations in the amount of approximately $23,000   and additional computers and equipment in the amount of approximately $41,000. These purchases were related to the completion of the Banyan Sarasota and Pasco locations that opened in May and July of 2021.

Through the Trillium acquisition on June 10, 2021 we recorded approximately $3.6M in property, plant and equipment consisting of furniture and fixtures, equipment, leasehold improvements in construction and a building. During the three month period ended September 30, 2021 we recorded approximately $69,487 in additional furniture and fixtures for the Trillium locations  .

NOTE 10 – OPERATING AND CAPITAL LEASES

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

In July of 2021, through Banyan, we entered into a 60-month financing agreement with Ascentium Capital LLC for a 2021 Diamond VIP 2200 passenger bus for the Pasco location. This lease is considered an operating lease for accounting purposes. Minimum annual rent payments under this lease are $15,654 and the purchase option price is $15,193 based on reasonably predicted fair market value. A right of use asset and lease liability in the amount of $65,772 was recognized with this lease.

In August of 2021, through Banyan we entered into a 36-month financing agreement with Dex Imaging. The lease was for one copy machine. The minimum annual lease payment is $4,920. The equipment under this lease has a fixed $1 payment buyout option. The equipment was purchased for the Banyan Pasco location. A right of use asset and lease liability in the amount of $14,040 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

In July of 2021, through Trillium we entered into a 60-month financing agreement with Dex Imaging. The lease was for one copy machine. The minimum annual lease payment is $1,920. A right of use asset and lease liability in the amount of $8,049 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

In August of 2021, through Trillium we entered into a 60-month financing agreement with RJKool for a Unimac commercial washing machine. The minimum annual lease payment is $4,321. A right of use asset and lease liability in the amount of $18,476 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

In July of 2021, through Trillium we entered into a 36-month financing agreement with Southeastern Laundry Equipment Sales for a Unimac commercial washing machine. The minimum annual lease payment is $5,094. A right of use asset and lease liability in the amount of $13,054 was recognized in association with this lease. This lease is treated as an operating lease for accounting purposes.

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

Through the Trillium acquisition we also assumed 27   capital leases for the following:

●	2 phone systems for facilities
●	6 van leases for facilities to transport residents
●	15 copy machine leases for use at the facilities
●	3 postage machine leases for use at the facilities
●	1 lease for a washing machine at a facility

These leases are treated as capital leases for accounting purposes.

In accordance with ASC 842, we recorded the operating lease right of use asset and lease liability as follows:

	September 30, 2021	December 31, 2020
Right of Use (ROU) assets	$46,089,030	$3,977,988

	September 30, 2021	December 31, 2020
Operating lease obligations:
Current	$8,311,905	$189,397
Non-Current	38,089,042	3,864,321
Total	$46,400,947	$4,053,718

Maturity of Operating Lease obligations for period ended September 30, 2021 ,

2021 (three months)	$1,990,630
2022	8,545,124
2023	9,950,470
2024	8,305,778
2025	5,840,681
After 2025	$11,768,262
Total lease obligation	46,400,947

Information associated with the measurement of our remaining operating lease obligations as of September 30, 2021 is as follows:

The operating leases range from a term of 2.89 years to 15.93 years with a weighted average lease term of 5.47 years.

The capital leases range from a term of 1 to 4.96 years with a weighted average lease term of 3.72 years.

The weighted average discount rate for operating leases is 7.80%.

The weighted average discount rate for capital leases is 7.81%.

The lease expense for the three and nine month periods ended September 30, 2021 were $2,991,078 and $3,912,133, respectively, compared to $95,319 and $193,365, during the same periods in the prior year.

NOTE 11 - EQUITY

Preferred Stock

We have authorized 25,000,000 preferred shares with a par value of 0.0001 per share. The Board is authorized to divide the authorized preferred shares into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of September 30, 2021 and December 31, 2020, we had no classes of preferred shares designated.

As discussed in NOTE 5, as part of the Trillium acquisition, Trillium is entitled to 2,500,000 shares of the Company’s Series A Preferred Stock. The Preferred Shares, with respect to rights on liquidation, winding up and dissolution, rank pari passu with the Common Shares. The holders of Preferred Shares have the right to cast one (1) vote for each Preferred Share held of record on all matters submitted to a vote of holders of the Common Shares, including the election of directors, and all other matters as required by law. The Preferred Shares are not convertible into Common shares at the election of the holder. However, the Preferred Shares do automatically convert into Common Shares at a one to one ratio two years from date of issuance. In lieu of converting the Preferred Shares, the holders thereof may elect to have the Company redeem one or more Preferred Shares at the redemption price of $1.00 per share two years from the date of issuance. The Company is required to issue the Preferred Shares to Trillium within 30 days after the purchase of the Properties closes. In connection with the issuance of the Preferred Shares, the Company will file a Certificate of Designation with the Nevada Secretary of State prior to such issuance. A liability to issue the 2,500,000 shares is reflected as a long-term liability on the condensed consolidated balance sheet as of September 30, 2021in the amount of $4,750,000.

Common Stock

We have authorized 100,000,000 Common Shares with a par value of $0.0001 per share. Each Common Share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of September 30, 2021, we had 45,345,418 Common Shares issued and outstanding.

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

During the period from February 11, 2021 through March 31, 2021 we issued 7,080,000 Common Shares at $0.50 per share for an aggregate consideration of $3,540,000.

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

As discussed in NOTE 5, as part of the Trillium acquisition, Trillium is entitled to Common Shares having an aggregate value of $5,000,000, based on the stock price at the time of issuance, upon the earlier of an initial public offering by the Company or June 10, 2022. A share liability is recorded as a current liability in the amount of $5,000,000 on the condensed consolidated balance sheet as of September 30, 2021.

During the three month period ended September 30, 2021 we issued 5,000,000 Common Shares at $1.00 per share for an aggregate consideration of $5,000,000.

On August 26, 2021, a majority of the stockholders approved, by written consent without a meeting, the 2021 Incentive Award Plan (“Award Plan”). The Award Plan was approved by the board of directors on August 19, 2021, and recommended to the stockholders for their approval. Under the Award Plan, 4,500,000 shares of our common stock will be initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents or other stock or cash based awards. As of the nine month period ending September 30, 2021 2,750,208 of the reserved shares were provided as stock options to 10 employees as part of the 2021 Incentive Award Plan. (See NOTE 14)

Fiscal Year 2020

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

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2020	-	-	-	$-

Granted	75,000	$0.38	10.0 Years	$-
Expired	-	-	-
Exercised	-	-	-

Outstanding at December 31, 2020	75,000	$0.38	9.74 Years	$1.62

Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-

Outstanding and exercisable September 30, 2021	75,000	$0.38	8.99 Years	$3.12

NOTE 12 – RELATED PARTY TRANSACTIONS

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

During the three months ended September 30, 2021 and 2020, we compensated members of the Board $42,000 and $0, respectively.

During the three months ended September 30, 2021 accrued payroll of $60,000 was paid and $6,277 interest was paid.  We had accrued payroll of $60,000 and accrued interest on that payroll for the President and the Chief Financial Officer of Banyan. These unpaid amounts were the result of 2020 furloughed salaries. Interest was accrued on these unpaid balances effective May 15, 2020 at a rate of 8% per annum.

NOTE 13 – SEGMENT INFORMATION

The Company has adopted provisions of ASC 280-10 Segment Reporting for the three and nine months ended September 30, 2021, and 2020. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations consist of two segments: (i) Banyan’s three pediatric extended care centers (“PPECs”) in southwest Florida, and (ii) the second segment is the Trillium Subsidiaries consisting of senior housing communities including skilled nursing facilities, assisted living facilities and independent living facilities.

The table below reflects the segment operations for the nine months ended September 30, 2021.

	PPEC	Trillium	Adjustments, eliminations and unallocated items	Consolidated
Total revenue, net	$2,094,905	$26,998,940	$-	$29,093,845
Cost of Sales	(810,114)	(14,666,956)	-	(15,477,070)
Gross Profit	1,284,792	12,331,983	-	13,616,775

Salaries and payroll expense	610,183	5,521,454	540,019	6,671,656
General and administrative	828,543	5,409,409	353,797	6,591,749
Lease expense	383,501	3,528,632	-	3,912,133
Professional fees	255,218	1,450,431	1,001,862	2,707,511
Marketing and advertising	164,800	172,184	-	336,984
Depreciation and amortization expense	206,777	111,336	211	318,324
Operating Loss	$(1,164,231)	$(3,861,462)	$(1,895,889)	$(6,921,582)

Total Assets	$10,206,083	$73,191,222	$2,733,979	$86,131,284
Total Liabilities	$4,954,086	$63,148,235	$10,724,471	$78,826,792

Cash used in operating activities	$(917,789)	$(6,699,086)	$(2,395,144)	$(10,012,019)
Cash used in investing activities	$(51,972)	$3,620,828		$3,568,856
Cash provided by financing activities	$(211,903)	$4,724,102	$5,479,518	$9,991,717

NOTE 14 – STOCK-BASED COMPENSATION

On August 26, 2021, a majority of the stockholders approved, by written consent without a meeting, the 2021 Incentive Award Plan (“Award Plan”). The Award Plan was approved by the board of directors on August 19, 2021 and recommended to the stockholders for their approval. Under the Award Plan, 4,500,000 shares of our common stock will be initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents or other stock or cash based awards. As of the nine month period ending September 30, 2021 2,750,208 of the reserved shares were provided as stock options to 10 employees as part of the 2021 Incentive Award Plan. The shares vest over a 4 year period with a vesting commencement date of September 1, 2021, as of September 30, 2021 there were 57,296 of the shares vested with 2,692,912 options outstanding.

The following table summarizes our Stock Options activity under the Award Plan for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Vesting Period (Years)
Outstanding At December 31, 2020	-

Granted	2,750,208	$1.00	3.92
Forfeited	-	-
Exercised	-	-

Outstanding September 30, 2021	2,750,208

At September 30, 2021 the weighted average period over which compensation cost on non-vested Stock Options expected to be recognized is 3.92 years and the unrecognized expense is approximately $8.1 million.

Stock-based compensation before income taxes included in salaries and wages in the condensed consolidated statement of operations was $171,888 for the three months ended September 30, 2021. We did not recognize compensation cost in the three or nine month periods ended September 30, 2020 since the Stock Options were not awarded during the period.

We did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three and nine months ended September 30, 2021.

Valuation Assumptions

Calculating the fair value of employee stock options requires estimates and significant judgement. We use the Binomial option pricing model to estimate the fair value of the employee stock options.

We have included shares issuable under the Award Plan in deriving fully diluted earnings per share using the Treasury Method in accordance with ASC 260-10-45. Under the Treasury Method, nonvested stock options granted, where the only satisfying condition is the mere passage of time, shall be assumed exercised at the beginning of the period (or at time of issuance, if later). The proceeds from exercise of stock options shall be assumed to be used to purchase common stock at the average market price during the period using daily closing prices

NOTE 15 – CONCENTRATIONS AND CREDIT RISKS

Cash

The Company places its cash with high credit quality financial institutions. The Company had balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250,000 at September 30, 2021, the aggregate amount in excess of the coverage limit was approximately $2.8 million consisting of three accounts. The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash.

Revenues and Accounts Receivable

For the three and nine months ended September 30, 2021, approximately 15% of our revenue was generated from Medicare, 67% was generated from Medicaid and approximately 13% of our revenue was generated from private pay residents. The balance consisted of other payors including managed care programs, VA programs and commercial insurance.

At September 30, 2021 18% of our accounts receivable balances consisted of Medicare receivables, 54% consisted of Medicaid receivables, 13% consisted private pay and 11% consisted of commercial insurance. The balance of the accounts receivable consisted of VA and other payors.

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated subsequent events from September 30, 2021 through the date of these financial statements were issued and determined the following events require disclosure:

Autumn Accolade

On September 30, 2021,we entered into an Agreement for the Purchase and Sale of Business Assets and Real Estate (the “Purchase Agreement”), with Autumn Accolade, Inc., (“Asset Seller”), Deborah S. Penn, as Trustee under the provisions of a Trust Agreement dated October 8, 2012, and known as the Denton M. Penn Jr. Trust, as to an undivided one-half interest; Deborah S. Penn, as Trustee under the provisions of a Trust Agreement dated October 8, 2012, and known as the Deborah S. Penn Trust, as to an undivided one-half interest (together, “RE Seller,” and collectively with Asset Seller, the “Seller”).

Asset Seller owns and operates a licensed assisted living facility located in Green Valley; Illinois known as Autumn Accolade (the “Business”). Asset Seller also owns various assets in conjunction with the operation of the Business, including all assets that are located at, on or within the Premises including those assets that are affixed to the Premises (collectively, “Assets”). RE Seller is the owner in fee simple of the real estate upon which the Assets are located (the “Premises”).

Subject to the terms of the Purchase Agreement, we are acquiring the Assets and the Premises from the Sellers in exchange for $2,300,000 and the assumption of certain liabilities. We paid a $110,000 deposit (the “Deposit”) upon execution of the Purchase Agreement, which is being held in escrow and will be applied to the purchase price at closing or refunded if the closing doesn’t occur. We paid an additional $15,000 deposit to the Seller upon execution of the Purchase Agreement, which is not refundable.

The closing shall take place promptly following the satisfaction or waiver of the conditions to closing (but in no event less than 30 days thereafter unless otherwise agreed to by the parties). In the event the closing has not taken place by March 31, 2022, then either party may terminate the Purchase Agreement by written notice to the other party so long as such party is not then in breach of the Purchase Agreement, and the Deposit will be immediately returned , less $35,000 to be paid to the Seller if the Seller is able to close but we have failed to meet a financing contingency prior to the March 31, 2022 closing date. We may extend the March 31, 2022 closing date to no later than June 30, 2022 upon written notice to the Seller prior to the March 31, 2022 and the payment to the Seller of a non-refundable amount of $20,000, which shall not be applied to the purchase price.

Gemino Healthcare Finance

On September 30, 2021 we entered into a Second Amendment to our credit agreement with Gemino Healthcare Finance, LLC. The Credit Agreement was entered into in connection with a $10 million credit facility to be used for working capital and general business purposes, and secured by a first priority perfected security interest in the assets of Trillium and the Trillium Group. The credit facility terminates on May 9, 2022. Each revolving loan under the credit facility bears interest on the outstanding principal amount thereof from the date made until paid in full, at a rate per annum equal to the greater of: (i) the annual rate reported as the London Interbank Offer Rate applicable to ninety (90) day deposits of United States Dollars as reported in the Money Rates Section of The Wall Street Journal on the date of determination; and (ii) 2.00%, plus 4.95% (together, the “Interest Rate”). The Interest Rate on all amounts outstanding under the credit facility is adjusted daily based on any changes in the amount under subsection (i) above and subsection (ii) above, as applicable. There are also various fees paid in connection with the credit facility, including: (1) a monthly collateral monitoring fee of 1.00% of the average borrowing base during the prior month; (2) a monthly unused line fee equal to 0.75% per annum of the unused portion of the maximum amount of credit facility; (3) a minimum use fee if the outstanding revolving loan balance is less than $2 million equal to the Interest Rate times the minimum balance of $2 million; and (4) a termination fee of $100,000 if the credit facility is terminated by A4L prior to May 9, 2022. The credit facility also contains typical affirmative and negative covenants found in credit facilities of this type and amount.

The First Amendment amended the Credit Agreement by: (1) releasing seven entities from the Trillium Group of their obligations under the credit facility in connection with Trillium’s sale of those entities; (2) increasing to 5.95% the rate used to calculate the Interest Rate; (3) increasing the monthly collateral monitoring fee to 1.50%; (4) lowering the revolving commitment amount from $10 million to $7 million; and (5) waiving borrower’s failure to comply with the fixed charge coverage ratio for the fiscal quarters ending September 30, 2019, December 31, 2019, and March 31, 2020.

The Second Amendment further amended the Credit Agreement by: (1) adding Assisted 4 Living, Inc as a guarantor to the credit facility and releasing Trillium and it’s four principal individuals from their obligations under the credit facility; (2) increasing the term of the credit facility so that it now expires on September 29, 2023; (3) revising the termination fee to reflect the increase in the term of the credit facility; (4) modifying the fixed percentage used to calculate the Interest Rate from 5.95% to a range of 4.50% to 3.90%, depending on the outstanding loan balance during the preceding three months, with the rate decreasing as the amount borrowed increases; (5) reducing the collateral monitoring fee from 1.50% to 1.00%; (6) reducing the unused line fee from 0.75% to 0.50%; (7) increasing the maximum amount of the credit facility from $10 million to $25 million; and (8) revising terms regarding financial statements and collateral reports, limitations on certain corporate guarantors and curing defaults.

Debt

On October 8, 2021 we entered into a guaranty agreement in connection with a loan made to our wholly-owned subsidiary, Assisted 4 Living Consulting, Inc. in the principal amount of $1,250,000 (the “Loan”). Pursuant to the terms of the guaranty agreement, the A4L has unconditionally guaranteed the payment of all indebtedness, liabilities and obligations of every kind and nature of Assisted 4 Living Consulting, LLC to the lender whether absolute or contingent, direct or indirect, due or to become due, heretofore or hereafter created, arising or exiting including any additional advances or future advances, renewals or extensions without limitation as to amount. The Loan is evidenced by a promissory note. Outstanding principal accrues interest at an annual rate of ten percent (10%). Monthly payments in the amount of $10,416.67 commence on November 8, 2021 and continue for 12 months until the maturity date of October 8, 2022, at which time the remaining principal balance, if any, is due and payable. The Loan is secured by a first mortgage lien on property that is owned by Borrower and serves as the A4L corporate headquarters.

If any portion of the principal is paid prior to July 8, 2022, then Assisted 4 Living Consulting, LLC must pay a prepayment fee calculated as the difference between nine months of interest on the amount of principal being prepaid and the amount of interest paid to date on the amount of principal being prepaid. The lender is guaranteed nine months of interest regardless of when Loan is paid off.

After the maturity date or due date of the promissory note, interest shall be charged on the respective principal amount remaining unpaid at a rate equivalent to the highest lawful rate or twenty-five percent (25%) per annum, whichever is less, until paid.

If any payment of principal or interest or both is more than five days late, Borrower agrees to pay lender a late charge equal to five percent (5.0%) of the payment.

Crete Plus Five Property

On October 13, 2021 we entered into an Agreement of Purchase and Sale with Crete Plus Five Property, LLC, Iowa Lincoln County Property LLC, Muscatine Toledo Properties, LLC and Avery Street Property, LLC (collectively, “Owners” ). The Owners owns 13 senior housing facilities located in Iowa, Nebraska and Florida (collectively, the “Facilities”) as well the real property underlying the Facilities (the “Properties”). The Agreement of Purchase and Sale is for the purchase of the Facilities, the Properties and all of Owner’s right, title and interest in all of the personal property located at the Properties, other than certain personal property described in Exhibit B attached to the Agreement of Purchase and Sale, such as cash and the tradenames and books and records of Owner. The A4L indirect wholly-owned subsidiaries currently lease the Properties from Owner, and operate the Facilities, pursuant to an Master Lease dated as of May 13, 2015, as amended.

The purchase price for the Facilities and the Properties is $59,000,000. A4L paid a $3,000,000 deposit (the “Deposit”) in June upon execution of a letter of intent with Owner as part of the Trillium transaction, and A4L will receive a credit at closing against the purchase price in the amount of the Deposit. If the Agreement of Purchase and Sale is Terminated prior to closing for any reason other than breach of the agreement by Owner, the Deposit will be paid to Owner as liquidated damages. The closing is to occur on March 1, 2022; provided, however, A4L may extend the March 1, 2022 closing date to no later than March 31, 2022, upon written notice to Owner prior to the February 15, 2022.

Grace Care Centers

On October 18, 2021 we completed the acquisition from Grace Care Centers and its affiliates (collectively, “Grace”) of three skilled nursing facilities located in Texas (the “Skilled Facilities”), including the real property, buildings, structures, improvements, fixtures and certain other assets comprising the Skilled Facilities (together with the Skilled Facilities, the “Assets”) in exchange for an aggregate purchase price of $7,750,000 (the “Purchase Price”). The Assets were acquired pursuant to and in accordance with three Purchase and Sale Agreements and three Management Transfer Agreements (collectively, the “Agreements”).

The Skilled Facilities, located in Olney, Nocona and Henrietta, Texas, are all 5-star rated by CMS for quality and have a combined 258 beds. The Skilled Facilities will continue to be leased to local hospital districts, who will continue to be the licensed operators of the Skilled Facilities. A4L, through indirect wholly-owned subsidiaries, now owns the Assets and will manage the day-to-day activities of the Skilled Facilities pursuant to management agreements which it assumed in connection with the transaction.

A4L, through its indirect wholly-owned subsidiary, financed part of the Purchase Price with a loan from Arena Limited SPV, LLC (“Lender”) in the principal amount of $6,600,000 (the “Loan”). Outstanding principal accrues interest at a rate per annum equal to the sum of the Prime Rate plus 4.125%, with a minimum interest rate per annum of not less than 7.875%. Monthly interest only payments commence on December 15, 2021, and continue each month until the maturity date of the Loan on April 18, 2023, at which time any outstanding principal and accrued and unpaid interest is due and payable. If any principal, interest or any other sums due under the Loan (other than the payment of principal due on the maturity date), is not paid on or prior to the due date, A4L is required to pay Lender upon demand an amount equal to 5% of such unpaid sum. In connection with any repayment or prepayment of principal, a non-refundable fee equal to 0.5% of the principal amount of such repayment or prepayment is due. A4L may prepay the outstanding amount in whole, but not part, upon prior written notice to Lender.

A4L has the right to extend the initial maturity date to October 15, 2023 upon prior written notice to Lender and the payment to Lender of a non-refundable fee equal to 1% of the outstanding principal balance no later than 30 days prior to the maturity date. A4L may extend the maturity date further, to April 15, 2024, upon prior written notice to Lender and the payment to Lender of a non-refundable fee equal to 1% of the outstanding principal balance prior to the extended maturity date.

The Loan is secured by a first priority lien on the Assets, including all amounts received by A4L or any subsidiaries constituting rent or other payment under any leases or management fees under each of the management agreements, which must be deposited into a segregated account at a bank and held in trust for Lender. The Loan is subject to customary affirmative and negative covenants, as well as customary default provisions for late or non-payments or breach of covenants, for loans of this nature. Pursuant to the terms of a guaranty agreement, A4L and several of its direct and indirect wholly-owned subsidiaries, have each unconditionally guaranteed to Lender the payment of all indebtedness, liabilities and obligations of every kind and nature under the Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for quarterly period ended September 30, 2021, should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As used in this quarterly report, the terms “we,” “us,” “our” and the “Company” means, collectively, Assisted 4 Living, Inc. (“A4L”) and its wholly owned subsidiaries, Banyan Pediatric Care Centers, Inc, including its wholly owned subsidiaries (“Banyan”) and the Trillium Subsidiaries, including their wholly owned subsidiaries (“Trillium”), unless otherwise indicated.

General Overview

Assisted 4 Living, Inc was incorporated in Nevada on May 24, 2017, with an objective to operate as a facilitator of assisted living projects and related services. On March 23, 2021, A4L entered into a Plan of Merger (the “Plan of Merger”) with its wholly owned subsidiary, BPCC Acquisition, Inc., a Florida corporation (“Merger Sub”), and Banyan Pediatric Care Centers, Inc., a Florida corporation (“Banyan”).

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

The following summary of our operations should be read in conjunction with our unaudited financial statements for the period ended September 30, 2021 which are included in this quarterly report.

For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2021	2020	Change	2021	2020	Change
Revenue	22,375,092	659,449	21,715,643	29,093,845	1,102,841	27,991,004
Cost of services provided	12,310,011	256,825	12,053,186	15,477,070	409,838	15,067,232
Operating expenses	15,157,050	706,752	14,450,298	20,538,357	1,689,380	18,848,977
Other income (expense)	(179,293)	(30,673)	(148,620)	(317,881)	(30,676)	(287,205)
Net Loss	(5,271,262)	(334,802)	(4,936,460)	(7,239,463)	(1,027,054)	(6,212,409)

We recognized revenue of $22,375,092 for the three months ended September 30, 2021, compared to $659,449 for the three months ended September 30, 2020.

The first operating PPEC facility began in May of 2020 with the acquisition of the St. Petersburg location and revenues began being reported at that time. The Sarasota PPEC facility began reporting revenue in May of 2021 and the Pasco location started reporting revenue in July of 2021. The Banyan revenue for the nine months ended September 2021 was $2,094,905 compared to $1,102,841 for the same period in 2020. Operating expenses for the nine months ended September 30, 2021 and 2020 were 2,449,042 and $1,689,380 respectively. Net losses were $1,164,31 and $1,027,054 for the nine months ended September 30 2021 and 2020, respectively.

The Trillium acquisition closed on June 10, 2021, revenue reflected for the three- and nine-month periods ending September 2021 include 20 days and 92 days of revenue from the Trillium Subsidiaries respectively; compared to the revenue for the same period ending in 2020.

Operating expenses for the three months ended September 30, 2021, increased to $15,470,758 from $706,752 from the three months ended September 30, 2020. Operating expenses consist of salary expenses, general and administrative and professional fees. The increase in operating expense was primarily due to the acquisition of Trillium.

Our net loss for the three months ended September 30, 2021, increased to $4,671,262 from $344,802 for the three months ended September 30, 2020.

For the nine month period ended September 30,2021 and 2020 we recognized revenue of $29,693,845 and $1,102,841, respectively. The increase in revenue is mainly due to the Trillium acquisition on June 10, 2021 and the consolidation of the companies. Operating expenses for the nine month periods ending September 30, 2021 and 2020 were also increased to $20,538.359 from $1,689,380; operating expenses are increased primarily from the Trillium acquisition.

Net loss for the nine month period ended September 30, 2021 increased to $7,239.465 from $1,027,054 for the same period in 2020.

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2021 and December 31, 2020.

	September 30,	December 30,
	2021	2020	Change
Cash	$3,894,536	$345,982	$3,548,554
Current Assets	$15,131,867	$650,647	$14,481,220
Current Liabilities	35,722,633	2,860,798	32,861,835
Working Capital	$(20,590,766)	$(2,210,151)	$(18,380,615)

As of September 30, 2021, our working capital decreased $18,380,615, primarily due to an increase in liabilities assumed in the Trillium acquisition.

As of September 30, 2021 and December 31, 2020, current assets consisted of cash, accounts receivable and other current assets. The increase in cash was primarily due to the issuance of shares of restricted common stock at a purchase price of $0.50 per share for an aggregate amount of $4,115,000 during the period of February 11, 2021 through April 30, 2021. During the period of August 13, 2021 to September 30, 3031 we also sold shares at a purchase price of $1.00 for an aggregate amount of $5,000,000. Cash and other current assets also increased due to the Trillium acquisition.

As of September 30, 2021, current liabilities consisted of notes and loans payable in the amount of $7,539,899, accrued expenses and accounts payable of $10,879,082, lease obligation of $8,311,905, share liability of $ $5,000,000, deferred revenue of $1,374,635, advance payments of $1,671,698 and a liability due to the Trillium sellers in the amount of $902,847. The increases in liabilities are due to the Trillium acquisition and the liabilities assumed in that transaction.

Going Concern and Liquidity Considerations

At September 30, 2021, we had accrued expenses and current notes payable in excess of cash and accounts receivable, we had cash and accounts receivable in the amount of approximately $11.4 million and a deficiency in working capital of approximately $20.1 million. For the nine months ended September 30, 2021, our net loss was approximately $6.9 million.

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

Of the $20.6 million working capital deficit, $5 million is related to a liability to issue Common Shares to Trillium as part of the acquisition. This liability will not have an impact to cash and working capital resources.

Additional actions being taken are as follows, with expected impacts over the next 12 months following the filing of this report:

●	Exploring opportunities related to therapy and medical management contracts and improved pricing
●	Purchase of 16 Omega properties (own vs lease) (see NOTE 5) – planned impact to net operating income is approximately $2.7 million
●	Certain Medicaid rate increases that were effective July 1, 2021 – planned impact to net operating income is $3.2 million
○ Medicaid reimbursement rates are controlled by each state specific Medicaid program. Additional rate increases could also be recognized over the next 12 months following the filing of this report
●	Current managed care payer contracts are being reviewed for improved reimbursement structure to be negotiated
●	Since the acquisition date of June 10, 2021 our patient census has grown month over month, this continued trend would sustain consistent increased revenue over the next 12 months

The Company has also partnered with certain investment banking relationships for future acquisition and growth strategies.

As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its Financial Statements are issued.

Cash Flows

The below chart summarizes the Company’s cash flows for the nine months ended September 30:

	September 30,	September 30,
	2021	2020	Change
Cash used in operating activities	$(10,012,019)	$(870,286)	$(9,141,734)
Cash provided by investing activities	3,568,856	(5,316,155)	8,885,011
Cash provided by financing activities	9,991,717	3,006,562	6,985,155
Net change in cash for period	$3,548,554	$(3,179,879)	$6,728,433

Cash flow from Operating Activities

During the nine months ended September 30, 2021, we used $10,012,019 for operating activities compared to $870,286 cash used for operating activities during the nine months ended September 30, 2020. The change in cash used for operating activities is due to the Trillium acquisition.

Cash flow from Investing Activities

The cash from investing activities for the nine months ended September 30, 2021 was $3,568,856 compared to cash used in investing activities of $5,316,155 for the nine months ended September 30, 2020. This is primarily due to the cash acquired in the Trillium acquisition and the consolidation of the Company as a result of the acquisition.

Cash flow from Financing Activities

The cash flow from financing activities in the nine months ended September 30, 2021, was $9,991,717 compared to $3,006,562 for the nine months ended September 30, 2020. The increase is primarily due to cash received from use of the line of credit and cash received from the issuance of restricted common stock.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 6. Exhibits

2.1	Agreement for the Purchase and Sale of Business Assets and Real Estate by and between Assisted 4 Living, Inc. and Autumn Accolade, Inc., Deborah S. Penn, as Trustee under the provisions of a Trust Agreement dated October 8, 2012, and known as the Denton M. Penn Jr. Trust, as to an undivided one-half interest; Deborah S. Penn, as Trustee under the provisions of a Trust Agreement dated October 8, 2012, and known as the Deborah S. Penn Trust, as to an undivided one-half interest, dated as of September 30, 2021 (Previously filed on October 6, 2021 as Exhibit 2.1 of the Company’s Current Report on Form 8-K).

10.1(a)	Credit Agreement dated May 9, 2019 by and among Trillium Healthcare Group, LLC, its direct and indirect wholly-owned subsidiaries and Gemino Healthcare Finance, LLC (Previously filed on October 7, 2021 as Exhibit 10.1(a) of the Company’s Current Report on Form 8-K).

10.1(b)	Waiver and First Amendment to Credit Agreement made as of April 30, 2020 by and among Trillium Healthcare Group, LLC, its direct and indirect wholly-owned subsidiaries and Gemino Healthcare Finance, LLC (Previously filed on October 7, 2021 as Exhibit 10.1(b) of the Company’s Current Report on Form 8-K).

10.1(c)	Second Amendment to Credit Agreement made as of September 30, 2021 by and among Assisted 4 Living, Inc., its direct and indirect wholly-owned subsidiaries and Gemino Healthcare Finance, LLC (Previously filed on October 7, 2021 as Exhibit 10.1(c) of the Company’s Current Report on Form 8-K).

10.2	2021 Incentive Award Plan (Previously filed on August 30, 2021 as Exhibit 10.1 of the Company’s Current Report on Form 8-K).

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan (Previously filed on August 30, 2021 as Exhibit 10.2 of the Company’s Current Report on Form 8-K).

31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSISTED 4 LIVING, INC.
(Registrant)

Dated: November 12, 2021	/s/ Louis Collier
Louis Collier
Chief Executive Officer (principal executive officer)

